Form 10-Q
period 2025-03-31
Evolution Metals LLC
filed 2025-06-27
CIK 2043020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 333-283119-05

Evolution Metals LLC

(Exact name of registrant as specified in its charter)

Delaware	99-1246300
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

516 S Dixie Hwy, Unit 209
West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)

+1 (561)-225-3205

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
N/A	N/A	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 27, 2025, there were 1,000,000 member units outstanding, par value $0.0001 per share, of the registrant issued and outstanding.

EVOLUTION METALS LLC

FORM 10-Q FOR THE QUARTER ENDED MACH 31, 2025

TABLE OF CONTENTS

		Page

	PART 1 – Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements:	1
	Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and for the Period from February 8, 2024 (inception) to March 31, 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Member’s (Deficit) Equity for the three months ended March 31, 2025 and for the Period from February 8, 2024 (inception) to March 31, 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and for the Period from February 8, 2024 (inception) to March 31, 2024 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
	SIGNATURES	29

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLUTION METALS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$3,732,564	$2,614,710
Prepaid expenses and other current assets	147,834	23,191
Notes receivable, current, net	1,364,962	957,717
Notes receivable, related party, net	2,464,850	1,624,850
Convertible notes receivable, net	2,052,527	1,981,420
Total current assets	9,762,737	7,201,888
Deferred transaction costs	6,793,212	3,994,751
Notes receivable, net of current portion, net	4,500,000	4,500,000
TOTAL ASSETS	$21,055,949	$15,696,639

LIABILITIES AND MEMBER’S DEFICIT
Current liabilities
Accounts payable	$3,897,264	$1,523,278
Accrued expenses	61,805	84,337
July Investment Agreement Derivative (Note 8)	65,803,887	53,231,638
CPU Share Allocation Obligations (Note 8)	17,426,650	10,231,516
Total current liabilities	87,189,606	65,070,769
TOTAL LIABILITIES	87,189,606	65,070,769

COMMITMENTS AND CONTINGENCIES (NOTE 11)

MEMBER’S DEFICIT
Member units	100	100
Convertible preferred units	12,337,352	9,587,352
Subscription Receivable	(1,500,000)	—
Accumulated deficit	(76,971,109)	(58,961,582)
TOTAL MEMBER’S DEFICIT	(66,133,657)	(49,374,130)
TOTAL LIABILITIES AND MEMBER’S DEFICIT	$21,055,949	$15,696,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2025	For the Period from February 8 (inception) to March 31, 2024
OPERATING EXPENSES
General and administrative	$1,850,749	$149,906
Sales and marketing	124,244	—
Loss from operations	(1,974,993)	(149,906)

Other income (expense):
Change in fair value of CPU Share Allocation Obligations	(2,491,598)	—
Change in fair value of July Investment Agreement Derivative	(12,572,249)	—
Day one loss on CPU Share Allocation Obligations	(403,536)	—
Interest income	493,037	—
Allowance for credit losses	(1,310,188)	—
Other income	250,000	—
Total other expense, net	(16,034,534)	—

Net loss	$(18,009,527)	$(149,906)

Weighted average participating member units, basic and diluted	1,000,000	1,000,000
Net loss per participating member units, basic and diluted	$(18.01)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S (DEFICT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Member Units		Convertible Preferred Units		Subscription	Accumulated	Member’s
	Units	Amount	Units	Amount	Receivable	Deficit	Deficit
Balance, January 1, 2025	1,000,000	$100	35,230,021	$9,587,352	$—	$(58,961,582)	$(49,374,130)
Issuance of convertible preferred units	—	—	7,050,000	2,750,000	(1,500,000)	—	1,250,000
Net loss	—	—	—	—	—	(18,009,527)	(18,009,527)
Balance, March 31, 2025	1,000,000	$100	42,280,021	$12,337,352	$(1,500,000)	$(76,971,109)	$(66,133,657)

FOR THE PERIOD FROM FEBRUARY 8, 2024 (INCEPTION) TO MARCH 31, 2024

	Member Units		Convertible Preferred Units		Accumulated	Member’s Equity
	Units	Amount	Units	Amount	Deficit	Deficit
Balance, February 8, 2024 (inception)	—	$—	—	$—	$—	$—
Issuance of member units	1,000,000	100	—	—	—	100
Issuance of convertible preferred units	—	—	1,100,003	1,100,003	—	1,100,003
Net loss	—	—	—	—	(149,906)	(149,906)
Balance, March 31, 2024	1,000,000	$100	1,100,003	$1,100,003	$(149,906)	$950,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2025	For the Period from February 8 (inception) to March 31, 2024
Cash flows from operating activities
Net loss	$(18,009,527)	$(149,906)
Adjustments to reconcile net loss to net cash used in operating activities
Allowances for credit losses	1,310,188	—
Day one loss on CPU Share Allocation Obligations	403,536	—
Change in fair value of CPU Share Allocation Obligations	2,491,598	—
Change in fair value of July Investment Agreement Derivative	12,572,249	—
Payment in kind - interest	(474,050)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(124,643)	(25,000)
Accounts payable	(209,475)	—
Accrued expenses	(22,532)	87
Net cash used in operating activities	(2,062,656)	(174,819)

Cash flows from investing activities
Issuance of notes receivable	(474,490)	(373,737)
Issuance of notes receivable, related party	(1,680,000)	—
Net cash used in investing activities	(2,154,490)	(373,737)

Cash flows from financing activities
Proceeds from issuance of member units	—	100
Proceeds from issuance of convertible preferred units	5,550,000	1,100,002
Payments for deferred transaction costs	(215,000)	—
Net cash provided by financing activities	5,335,000	1,100,102

Net change in cash	1,117,854	551,546
Cash, beginning of period	2,614,710	—
Cash, end of period	$3,732,564	$551,546

Supplemental cash flow information:
Taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Fair value of CPU Share Allocation Obligations issued in connection with issuance of certain convertible preferred units	$4,703,536	$—
Deferred transaction costs included within accounts payable and accrued expenses	$2,583,461	$—
Convertible preferred units issued in exchange for subscription receivable	$1,500,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS, LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 1 — Description of Organization and Business Operations

Evolution Metals LLC (the “Company” or “EM LLC”) was formed in Delaware in February 2024 to develop a secure, reliable global supply chain for critical minerals and materials (“CMM”), leveraging advanced technologies and strategic consolidation of midstream and downstream manufacturers. The Company will support key industries, such as automotive while driving a sustainable future through efficient processing and the application of cutting edge robotics and artificial intelligence (“AI”). The Company has two wholly owned subsidiaries: EM LLC (Korea), incorporated in South Korea on January 10, 2025, and EMT Sub Co. Ltd (“EMT Sub”) incorporated in South Korea on January 21, 2025.

To achieve this vision, the Company entered into agreements during 2024 to acquire a controlling equity interest in five separate entities (collectively, the “Five Entities”) critical to the CMM supply chain in order to combine initial capabilities believed to serve as the foundation for the Company’s growth – transforming raw materials into essential components for further manufacturing; recycling lithium batteries; producing materials that are essential feedstocks used in the production of advanced magnets, which include (a) bonded magnets that are vital components in various high-tech applications (including automotive, aerospace, and consumer electronics industries) and (b) sintered magnets that are crucial for high-performance applications (particularly in the defense and aerospace sectors where precision and durability are paramount); developing AI software and machines to drive automation, innovation, and efficiency to reduce labor costs, lower manufacturing reject rates, and automating the quality of control processes. The Five Entities include four Korean companies and one domestic company.

Upon completion of the acquisition of the Five Entities, the combined company is expected to produce materials annually, including magnets and battery metals to meet the growing global demand driven by the electrification of transportation, the expansion of green energies, advancements in healthcare technologies, military and defense manufacturing, and consumer appliances, among others.

On April 1, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Welsbach Technology Metals Acquisition Corp., a Delaware corporation (“WTMA”), and WTMA Merger Subsidiary LLC, a Delaware limited liability company and direct wholly owned subsidiary of WTMA (“Merger Sub”). On November 6, 2024, the Company, WTMA and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger, as amended by the November 11, 2024 Amendment No 1 to Amended and Restated Agreement and Plan of Merger, the February 10, 2025 Amendment No 2 to Amended and Restated Agreement and Plan of Merger, the March 31, 2025 Amendment No 3 to Amended and Restated Agreement and Plan of Merger and the June 11, 2025 Amendment No. 4 to Amended and Restated Agreement and Plan of Merger (collectively, the “Amended Merger Agreement”). The Amended Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and resulting in EM LLC being a wholly owned subsidiary of WTMA (the “Merger” and, collectively with the other transactions contemplated by the Amended Merger Agreement, the “Business Combination”). The consummation of the transactions contemplated by the Merger Agreement are conditioned on the consummation of the acquisition of the Five Entities. After consummation of the Business Combination, WTMA is expected to change its name to Evolution Metals & Technologies Corp. (such post-closing entity is referred to as “New EM”). At closing of the Business Combination (the “Closing”), New EM’s common stock is expected to trade on the Nasdaq Stock Market LLC (“Nasdaq”) (see Note 4). On May 14, 2025, the Registration Statement on Form S-4 relating to the Business Combination was declared effective by the SEC.

Note 2 — Liquidity and Going Concern

Historically, the Company’s primary sources of liquidity have been cash flows from issuance of convertible preferred units. The Company reported a net loss of $18, 009,527 for the three months ended March 31, 2025. As of March 31, 2025, the Company had an aggregate cash balance of $3,732,564, and a net working capital deficit of $77,426,869. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

The Company’s future capital requirements will depend on many factors, including the Company’s timing and extent of its research, the acquisition of processing facilities and the consummation of a business combination (see Note 4). In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if the proceeds received from the business combination and other equity financing are insufficient to support its business needs. While there can be no assurances, the Company intends to raise such capital through additional equity raises. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements are available to be issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation and principles of consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statement and notes thereto included in the Company’s audited financial statements filed with the Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) on May 12, 2025.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company: The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company’s most significant assumptions and estimates relate to the estimation of the allowance for credit losses, fair value of the July Investment Agreement Derivative and the fair value of the CPU Share Allocation Obligation, which includes the post-money valuation of the Company, (see Note 8), and the valuation of its cancelled liability-classified share-based payment transaction (see Note 10). These estimates are based on assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates.

Foreign currency translation and transactions: The Company’s reporting currency is the U.S. dollar. The functional currency of each entity in the group is the currency of the primary economic environment in which it operates. Transactions in foreign currencies are initially recorded into functional currency at the rates of exchange prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured into functional currency at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are remeasured to the functional currency at exchange rates that prevailed on the date of inception of the transaction.

The Company translates the financial statements from the local (functional) currency into U.S. dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification (“ASC”) subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities are translated at exchange rates as of the balance sheet date. Expenses are translated at average rates in effect for the periods presented. The effects of translating financial statements from functional currency to reporting currency are recorded in accumulated other comprehensive income or loss as a component of member’s equity. For the three months ended March 31 2025, there were no translation gains or losses recognized.

Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income, net in the consolidated statements of operations using the average exchange rates in effect during the period.

Segment Information: ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the managing member, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also are reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash and cash equivalents.

Operating expenses, inclusive of general and administrative costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations until the Business Combination closes. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The categories of operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Cash and Cash Equivalents: The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution and notes receivables. Cash accounts in a financial institution may at times exceed the Federal Depository Insurance Corporation limit. The amounts over these insured limits as of March 31, 2025 and December 31, 2024 was $3,468,764 and $2,364,710, respectively. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

The Company is subject to potential credit risk related to business, economic and financial market conditions that affect entities it has advanced amounts to which has been heightened as a result of recent economic and financial market conditions, including in connection with the uncertainties and challenges in the overall economy, including, among other things, inflationary pressure and increased interest rates. Certain entities that have received advances from the Company have experienced significant financial difficulties (including bankruptcy), and others may experience financial difficulties in the future. These difficulties expose the Company to increased risk related to collectability.

Fair Value of Financial Instruments: ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.

Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following techniques noted in ASC 820:

●	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

●	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

●	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing, and excess earnings models).

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company’s financial instruments with a carrying value that approximates fair value consist of cash and cash equivalents, prepaid and other current assets, notes receivable, accounts payable and accrued expenses because of the short-term nature or expected settlement dates of these instruments. The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, the July Investment Agreement Derivative (see Note 8), the Convertible Preferred Unit Share Allocation Obligation (see Note 8), and liability-classified share-based payment transactions (see Note 10).

Notes Receivable: Notes receivable consists of secured and unsecured promissory notes with no conversion features and was accounted for as receivables in the scope of ASC 310, “Receivables” (“ASC 310”), which was initially recorded at present value and subsequently re-measured at amortized cost (see Note 6). Notes receivable is reported net of an allowance for credit losses on the accompanying balance sheet.

Convertible Notes Receivable: Convertible notes receivable consists of convertible promissory notes that can convert into a privately held company’s equity securities at the Company’s election and was accounted for as receivables in the scope of ASC 310, which was initially recorded at present value and subsequently re-measured at amortized cost (see Note 6). The notes did not meet the definition of a debt security in the scope of ASC 320, “Investments – Debt Securities” (“ASC 320”). Convertible notes receivable is reported net of an allowance for credit losses on the accompanying balance sheet.

Allowance for Credit Losses: The Company recognizes an allowance for losses on notes receivable, convertible notes receivable and notes receivable – related party (collectively, the “Outstanding Receivables”) in an amount equal to the estimated probable losses net of recoveries. The Company currently monitors financial conditions of the companies it has Outstanding Receivables owed from on a continuing basis. After considering current economic conditions and specific and financial stability of its Outstanding Receivables counterparties, an allowance for credit losses is maintained in the balance sheet at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. The Company’s policy is to write off past-due accrued interest receivable by measuring an allowance for credit losses for accrued interest receivable on Outstanding Receivables balance. Outstanding Receivables are carried at amortized cost, net of allowances for credit losses. Amortized cost approximated book value as of March 31, 2025 and December 31, 2024. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance.

Convertible Preferred Units: Convertible preferred units consist of preferred units issued with an option to convert into New EM common shares at the option of the holders (see Note 4). The convertible preferred units are accounted for as permanent equity in the scope of ASC 815, “Derivatives and Hedging” (“ASC 815”) and recorded at fair value which is representative of the proceeds received (see Note 9).

Derivative Liabilities: Certain agreements the Company entered into either require the Company to issue or provide the Company the option to issue a variable number of shares of New EM common shares to certain investors and vendors. The Company applies ASC 480, “Distinguishing Liabilities and Equity” (“ASC 480”), ASC 815, and ASC 718, “Compensation – Stock Compensation” (“ASC 718”) in its evaluation of the terms of each agreement. Financial instruments that were identified in each agreement and

●	meet the criteria to be accounted for as a liability in accordance with ASC 480 were reported at fair value at issuance and were re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying statement of operations;

●	do not meet the criteria to be accounted for as a liability in accordance with ASC 480 and do not meet the criteria to be accounted for as equity in accordance with ASC 815 are accounted for as a liability and were reported at fair value at issuance and were re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying statement of operations;

●	meet the criteria of a liability-classified share-based payment transaction in accordance with ASC 718 were measured based on the fair value of the transaction on the date of grant and remeasured to fair value each reporting period until settlement or cancellation.

Agreements where multiple financial instruments are identified that would individually warrant separate accounting as a derivative instrument are bundled together as a single, compound embedded derivative that is bifurcated and accounted for separately from the host contract in accordance with ASC 815.

Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”), which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company did not record impairment losses during the three months ended March 31, 2025 and period from February 8, 2024 (inception) to March 31, 2024.

Business Combinations: The Company accounts for business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.

Deferred Transaction Costs: Commissions, legal fees and other costs that are direct and incremental costs directly related to the contemplated business combination transaction (See Note 4) are capitalized as deferred transaction costs until the consummation of the transaction. The costs will be reclassified to additional paid-in capital upon the closing of the transaction. If the transaction does not close, these transaction costs will be written off to general and administrative expenses at such time the transaction is determined to be unsuccessful. As of March 31, 2025 and December 31, 2024, deferred transaction costs totaling $6,793,212 and $3,994,751, respectively, are recorded on the accompanying consolidated balance sheets related to the anticipated business combination (see Note 4).

Net Loss per Participating Member Unit: Basic net loss per participating member unit is computed by dividing net income attributable to members by the weighted average number of participating member units outstanding during the reporting period. Diluted net loss per unit is computed similar to basic net loss per unit except that the denominator is increased to include the number of additional participating member units that would have been outstanding if the potential member unit equivalents had been issued and if the additional participating member units were dilutive.

For the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, the Company diluted weighted-average member units outstanding is equal to basic weighted-average member units, due to the Company’s net loss position. Hence, no member unit equivalents were included in the computation of diluted net loss per unit since such inclusion would have been antidilutive. At March 31, 2025 and 2024, there are no potentially dilutive securities currently issued and outstanding.

The Company’s convertible preferred units do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per unit of the convertible preferred units under the two-class method has not been presented.

Income Taxes: As of March 31, 2025, the Company is a single member limited liability company treated as a disregarded entity for federal and state tax purposes with all income tax liabilities and benefits of the Company being passed through to the common member. As such, no recognition of federal or state income taxes for the Company has been provided for in the accompanying financial statements.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for accounting for uncertain tax positions and also provides guidance on various related matters such as derecognition, interest, penalties, and disclosures required. The Company does not have any entity-level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdictions and various state jurisdictions. Generally, the Company is subject to examination by U.S. federal (or state and local) income tax authorities for three years from filing a tax return.

Recent Accounting Pronouncements, adopted:

ASU 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”) introduces updates to accounting standards related to the classification and measurement of financial instruments under  ASC 320. The update primarily focuses on clarifying guidance for equity securities, debt instruments, and other financial assets, particularly in the areas of fair value measurement and impairment recognition. It aims to improve consistency and comparability in the reporting of financial instruments by refining the criteria for classifying securities and enhancing the methodology for recognizing and measuring impairments. ASU 2024- 01 also mandates additional disclosures to provide greater transparency around the valuation techniques and assumptions used in determining the fair value of financial instruments. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard did not have a material impact on the unaudited consolidated financial statements.

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-02, “Codification Improvements-Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”) updates accounting standards for revenue recognition, lease accounting, and impairment of long-lived assets. ASU 2024-02 provides enhanced guidance for estimating variable consideration, accounting for contract modifications, determining lease terms, and simplifying impairment testing for long-lived assets. It also introduces increased disclosure requirements for financial instruments and derivatives. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2024-02 is not expected to have a material effect on the Company’s consolidated financial statements

ASU 2024-03, “Disaggregation of Income Statement Expenses (“DISE”)” (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”) incorporates several disclosure and presentation requirements currently residing in SEC Regulation S-X and S-K into the ASC. The amendments are applied prospectively and are effective when the SEC removes the related requirements from Regulation S-X and S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. Early adoption is prohibited. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

ASU 2025-03, “Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”) provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting, especially when companies merge with a special-purpose acquisition company (“SPAC”). ASU 2025-03 requires entities to apply the same factors used for determining the accounting acquirer in other acquisition transactions. Essentially, it aims to make financial reporting more comparable and decision-useful for investors by ensuring that the accounting acquirer is appropriately identified in acquisitions of VIEs, particularly in SPAC transactions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact this amended guidance may have on its financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated balance sheets, statements of operations and statements of cash flow

Note 4 — Proposed Business Combination

Merger Agreement with Welsbach Technology Metals Acquisition Corp

Key terms of the Amended Merger Agreement include, but are not limited to, the following:

●

Each issued and outstanding share of the Company’s common member units and each issued and outstanding share of the Company’s convertible preferred units on an as-converted basis will automatically be cancelled and converted into the right to receive the number of shares of New EM common stock in accordance with the Amended Merger Agreement.

●	Total consideration is estimated to consist of (i) New EM common stock valued at $4,164,360,660 in exchange for the Company’s voting common member units issued and outstanding immediately prior to the Merger, (ii) 67,413,224 shares of New EM common stock in exchange for the Company’s nonvoting common member issued and outstanding immediately prior to the Merger, (iii) 109,436,178 shares of New EM common stock in exchange for the Company’s convertible preferred units issued and outstanding immediately prior to the Merger and (iii) cash of $25,000,000.

●	The New EM board of directors after the Closing will consist of six directors, which shall initially include six director nominees designated by the Company and reasonably acceptable to WTMA.

●

The obligations of the Company to consummate the Merger are conditioned on, among other things, that as of the Closing, New EM would have available to it a positive amount of cash after giving effect to (x) the amount in the WTMA trust account as of the Closing, after deducting the amount required to satisfy WTMA’s obligations to its stockholders (if any) that exercise their rights to redeem all or a portion of their shares of WTMA common stock pursuant to the WTMA charter and certain WTMA and EM LLC transaction expenses, plus (y) the amount of funding actually received by WTMA from its private investment in public equity offering prior to or substantially concurrently with the Closing, plus (z) the aggregate gross proceeds received or to be received by WTMA or EM LLC pursuant to any agreement or arrangement entered into prior to or substantially concurrently with the Closing in connection with the issuance or other grant of any interests of WTMA or EM LLC or any of WTMA’s subsidiaries, if any (the “Minimum Available Cash Condition”). The Minimum Available Cash Condition is for the sole benefit of EM LLC.

●

The Closing is subject to certain conditions, including, but not limited to, the approval of the Company’s voting common member and the approval of the stockholders of WTMA. Holders of WTMA’s public shares will have the opportunity to redeem all or a portion of their public shares for cash in connection with the Business Combination.

In certain circumstances, including if the Business Combination has not been consummated by September 30, 2025, either party may elect to terminate the Amended Merger Agreements.

During the period from February 8, 2024 (inception) to December 31, 2024, the Company entered into seven agreements to acquire controlling interests in seven different entities in connection with the Business Combination. Two of these agreements were terminated as of December 31, 2024 and the remaining agreements with five entities were terminated and replaced with either (i) a share exchange agreement between each of the four Korean companies and a subsidiary of the Company or (ii) a merger agreement between the one domestic company and the Company during February 2025. Each share exchange agreement and merger agreement is conditional upon the closing of the Business Combination.

In February 2025, EMT Sub entered into share exchange agreements with the four Korean domiciled companies included among the Five Entities, under which EMT Sub would acquire:

Target	Shares of Target’s common stock	Exchange Ratio	EM Units	Value
NS World, Co., Ltd. (“NSW”)	289,055	0.0092006	2,659	$12,970,000
Handa Lab Co., Ltd. (“Handa”)	380,800	0.0040385	1,538	$7,500,000
KCM Industry Co., Ltd. (“KCM”)	21,666	0.1362832	2,953	$14,400,000
KMMI, Inc.(“KMMI”)	22,080	0.4086131	9,022	$44,000,000

The share exchange agreements were approved by the shareholders of the four Korean domiciled companies on June 2, 2025, with no dissenting shareholders. The EM Units subject to the share exchange agreements (and corresponding shares of New EM common stock) are subject to the terms of a shareholder lock-up agreement that end on the third anniversary of the close of the Business Combination.

In March 2025, the Company entered into an amended and restated agreement and plan of merger with WTMA, the Company, Evolution Metals New LLC, a wholly owned subsidiary of the Company (the “Acquiror”), Evolutions Metals Merger Sub 3, a wholly owned subsidiary of the Acquiror (“Merger Sub 3”), Critical Mineral Recovery, Inc. (“CMR”), NiCo Metals Group, LLC, the sole stockholder of CMR (“NiCo”), Robert N Feldman 2024 Family Irrevocable Trust (the “RNIT Trust”) and Robert N Feldman Revocable Trust (the “RNRT Trust”, and together with the RNIT Trust, the “Trusts”), Andrea S Feldman and Robert N Feldman (collectively with the Trusts and Andrea S Feldman, the “Indirect Sellers”, and Indirect Sellers together with NiCo, the “Sellers”) (the “March 2025 Merger Agreement”) to effect a business combination through a merger of Merger Sub with and into CMR (the “Merger”). The March 2025 Merger Agreement amended and restated the Agreement and Plan of Merger, dated February 10, 2025, in its entirety. Under the terms of the March 2025 Merger Agreement,

●	the Company will contribute all of its rights pursuant to an investment agreement by and among RNRT Trust, the Company and an individual, to the Acquiror in exchange for equity interests in Acquiror (the “EM LLC Contribution”);

●	following the EM LLC Contribution and prior to the Merger, the Company will redeem from WTMA an amount of the Company’s equity interests equal to the value of Acquiror in exchange for a distribution to WTMA of all of the equity interest in Acquiror, such that immediately prior to the Merger, Acquiror will be a wholly owned subsidiary of WTMA;

●	Merger Sub 3 will be merged with and into CMR, with CMR continuing as the surviving entity as a wholly owned subsidiary of the Acquiror, in exchange for a number of shares of WTMA’s common stock having a value of $225,000,000 and cash in the amount of $125,000,000 paid to NiCo; and

●	WTMA shall make a $50,000,000 capital contribution to CMR at the closing of the Merger which shall be used in part to repay CMR’s indebtedness.

The transactions contemplated by the March 2025 Merger Agreement are subject to approval by NiCo as the sole stockholder of CMR and are contingent on the closing of the Business Combination.

The Company has incurred and paid $326,593 and $0 in connection with the professional fees of the Operating Companies for the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, respectively.

Note 5 — Notes Receivable

In March 2024, June 2024, September 2024, December 2024 and March 2025, the Company entered into unsecured promissory notes with the Sponsor in the amounts of $373,737, $177,773, $192,068, $448,287 and $474,490, respectively (the “WTMA Sponsor Notes”). The WTMA Sponsor Notes are non-interest bearing and mature on the earlier of the (a) Closing or (b) liquidation of WTMA. For the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, allowances for credit loss of $237,245 and $0, respectively, related to the WTMA Sponsor Notes were included in the accompanying statement of operations.

In April 2024, the Company entered into a loan agreement (the “Clever Note”) with Clever Co. Ltd (“Clever”), in the amount of $200,000. The Company collected the Clever Note in full during April 2025. Accordingly, the Company removed the allowance for credit loss of $170,000 that was recorded as of December 31, 2024 during the three months ended March 31, 2025.

Note 6 — Convertible Notes Receivable

For the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, paid in-kind interest income totaled $474,050 and $0, respectively, and are included as a component of interest income on the accompanying statement of operations. For the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, an $11,630,990 allowance for credit losses related to the convertible promissory notes of Camston Wrather LLC issued to the Company in June 2024, August 2024 and September 2024, of which $1,005,990 is related to paid in-kind interest, were included in the accompanying statement of operations.

Note 7 — Notes Receivable, Related Party

In January 2025, February 2025, and March 2025, the Company entered into four additional unsecured promissory notes with the managing member of the Company in the amounts of $502,000, $250,000, $620,000, and $308,000 (the “Q1 2025 Related Party Notes”) such that the managing member of the Company in his individual capacity could make a foreign direct investment for the benefit of the Company. The Q1 2025 Related Party Notes are non-interest bearing and mature on the earlier of (a) the Closing or (b) December 31, 2025. For the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, an allowance for credit losses of $840,000 and $0, respectively, related to the Q1 2025 Related Party Notes were included in the accompanying statement of operations.

Note 8 — Derivative Liabilities

July Investment Agreement Derivative

The single, compound embedded derivative relating to the financial instruments provided pursuant to the July 2024 investment agreement with an existing holder of the Company’s convertible preferred units (the “July Investment Agreement Derivative”) was re-measured to fair value of $65,803,887 and $53,231,638 at March 31, 2025 and December 31, 2024, respectively (see Note 10). For the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, change in fair value of July Investment Agreement Derivative of $12,572,249 and $0, respectively, were recorded as a component of other income (expense) on the accompanying statement of operations.

Convertible Preferred Unit Issuance

At issuance date, the additional share allocation issuance obligations provided pursuant to the terms of certain of the Company’s convertible preferred units (the “CPU Share Allocation Obligation”) was measured at fair value of $4,703,536 and re-measured to fair value of $4,742,696 (see Note 10), respectively. For the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, a day one loss on issuance of CPU Share Allocation Obligations of $403,536 and $0, respectively, were recorded as a component of other income (expense) on the accompanying statement of operations.

Note 9 — Member’s Deficit

Convertible Preferred Units: During the three months ended March 31, 2025, the Company issued 7,050,000 convertible preferred units in exchange for $1.00 per unit for gross proceeds of $7,050,000 (the “Q1 2025 Preferred Units”) as follows:

	Convertible preferred units	Gross proceeds
January 2025	500,000	$500,000
February 2025	2,700,000	2,700,000
March 2025	3,850,000	3,850,000
Total	7,050,000	$7,050,000

At March 31, 2025, $1,500,000 of the gross proceeds was not yet received by the Company and reflected as a subscription receivable in stockholder’s deficit. These proceeds were received in April 2025. The Company intends to use the proceeds from the convertible preferred unit issuances as working capital to complete the Business Combination (See Note 4). The convertible preferred units are accounted for as permanent equity.

The Q1 2025 Preferred Units have the same rights, preferences, privileges and restrictions as the outstanding convertible preferred units with the exception of the conversion ratio, which were as follows:

	Convertible Preferred Units	Conversion Ratio	New EM common shares
January 2025	500,000	5:1	100,000
February 2025	2,700,000	5:1	540,000
March 2025	1,850,000	5:1	370,000
March 2025	2,000,000	1:1	2,000,000
Total	7,050,000		3,010,000

Additionally, three of the convertible preferred units include a CPU Share Allocation Obligation representing pro rata percentage of 1.0% of the Company’s fully diluted ownership in New EM at closing of the Business Combination equal to the percentage of the investor’s investment into the Company’s convertible preferred units the investors purchase divided by $2,000,000.

Note 10 — Fair Value Measurements

The following table presents assets and liabilities measured at fair value by classification within the fair value hierarchy at March 31, 2025 and December 31, 2024:

March 31, 2025

	Level I	Level II	Level III	Total
Assets
Money Market Funds	$3,607,557	$—	$—	$3,607,557
Total assets	$3,607,557	$—	$—	$3,607,557
Liabilities
July Investment Agreement Derivative	$—	$—	$65,803,887	$65,803,887
CPU Share Allocation Obligation	—	—	$17,426,650	17,426,650
Total liabilities	$—	$—	$83,230,537	$83,230,537

December 31, 2024

	Level I	Level II	Level III	Total
Assets
Money Market Funds	$2,588,289	$—	$—	$2,588,289
Total assets	$2,588,289	$—	$—	$2,588,289
Liabilities
July Investment Agreement Derivative	$—	$—	$53,231,638	$53,231,638
CPU Share Allocation Obligation	—	—	$10,231,516	10,231,516
Total liabilities	$—	$—	$63,463,154	$63,463,154

The following table provides a reconciliation of the beginning and ending balance associated with the liabilities measured at fair value using significant unobservable inputs (Level III) for the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to December 31, 2024:

	July Investment Agreement Derivative (Level III)	CPU Share Allocation Obligation (Level III)

Balance, February 8, 2024 (inception)	$—	$—
Additions	37,660,336	8,370,647
Change in fair value	15,571,302	1,860,869
Balance, December 31, 2024	$53,231,638	$10,231,516
Additions	—	4,703,536
Change in fair value	12,572,249	2,491,598
Balance, March 31, 2025	$65,803,887	$17,426,650

Money Market Funds

Money market funds are investments with maturities within three months of their purchase dates held at banks, that approximate fair value based on Level 1 measurements.

Derivative Liabilities

The Company utilized scenario-based valuation models to value the July Investment Agreement Derivative and the CPU Share Allocation Obligations at issuance and March 31, 2025. A key estimate used in the valuations of the July Investment Agreement Derivative and the CPU Share Allocation Obligations is an enterprise valuation of New EM, including the acquisition of the Five Entities, at the date of issuance and period end, which uses a sum-of-the-parts valuation model that combined the arm’s length purchase prices of the Five Entities pursuant to acquisition agreements signed with the Company on February 10, 2025, and the invested capital of the Company for each measurement date.

July Investment Agreement Derivative

The Company utilized the following assumptions to value the July Investment Agreement Derivative:

	March 31, 2025	December 31, 2024

Expected Business Combination date	June 30, 2025	June 30, 2025
Term	0.25	0.50
Risk free rate	4.2%	4.2%
CCC credit rating	10.8%	8.7%
Present value factor	0.99	0.98
Probability of Business Combination close	60.0%	60.0%
Expected Company fully diluted ownership of New EM	71.3%	71.3%
Additional share allocation percentage	10.0%	10.0%

The change in fair value of July Investment Agreement Derivative of $12,572,249 and $0 were reported as a component of other income/(expense), on the accompanying statement of operations for the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, respectively.

CPU Share Allocation Obligation:

The CPU Share Allocation Obligations are contingent on the closing of the Business Combination and certain convertible preferred unit holders entering into additional convertible preferred unit agreements in increments of $2,000,000. At March 31, 2025 and December 31, 2024, the CPU Share Allocation Obligation totaled 7.9% and 4.75%, respectively, representing an estimated 5.63 % and 2.85%, respectively, of outstanding shares of New EM Common Stock at the Closing.

The Company utilized the following assumptions to value the CPU Share Allocation Obligations:

	March 31, 2025	March 2025 (issuances)	February 2025 (issuances)	December 31, 2024
Expected Business Combination date	June 30, 2025	June 30, 2025	June 30, 2025	June 30, 2025
Term	0.25	0.25	0.35-0.37	0.50
Risk free rate	4.23%	4.33%	4.31-4.34%	4.2%
Present value factor	0.99	0.99	0.99	0.98
Probability of Business Combination close	60.0%	60.0%	60.0%	60.0%
Expected Company fully diluted ownership of New EM	71.3%	71.3%	71.3%	71.3%
Additional share allocation percentages	7.90%	1.80%	1.35%	4.75%

The change in fair value of CPU Share Allocation Obligation of $2,491,598 and $0 were reported as a component of other income, on the accompanying statement of operations for the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, respectively.

Note 11 — Commitments and Contingencies

Indemnification Agreements: The Company enters into contractual relationships that contain indemnification provisions in its normal course of business with other parties. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are like to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. Management believes any liability arising from these agreements will not be material to the Company’s unaudited condensed consolidated financial statements.

Legal Matters: The Company may periodically become involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings relating to intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions, and claims will not have a significant adverse effect, individually, or in aggregate, on the Company’s financial position, results of operations or cash flows.

Note 12 — Related Party Transactions

The Company has entered into transactions with its managing member or a company owned solely by its managing member for consulting services, reimbursement of travel expenses incurred on behalf of the Company, and issuance of five unsecured promissory notes receivable.

For the three months ended March 31, 2025 and the period from February 8, 2024 (inception) to March 31, 2024, the Company reimbursed travel expenses and corporate expenses totaling $106,423 and $0, respectively, to the Company’s managing member. For three months ended March 31, 2025 and the period from February 8, 2024 (inception) to March 31, 2024, the Company paid $0 and $37,848, respectively, to a company owned solely by the Company’s managing member for advisory services. These amounts are included in general and administrative expenses on the accompanying statements of operations.

There were no amounts owed to or from the company owned solely by the Company’s managing member as of March 31, 2025 and December 31, 2024. There was $3,212 owed to the Company’s managing member and is included as a component of accounts payable on the accompanying balance sheets as of March 31, 2025 and December 31, 2024.

Note 13 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below or within these unaudited condensed consolidated financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In April 2025 and May 2025, the Company entered into two additional unsecured promissory note with the managing member of the Company in the amount of $565,201 and $250,000, respectively. The April 2025 Related Party Note and the May 2025 Related Party Note are non-interest bearing and mature on the earlier of (a) the Closing or (b) December 31, 2025.

On May 16, 2025, the managing member and sole common unitholder of EM adopted an amendment to the Company’s Operating Agreement (the “Operating Agreement Amendment”) to, among other things, revise the definition of “Majority in Interest,” permit the issuance of non-voting units, subject to approval by EM LLC’s manager, and allow for the transfer of units by the member to a trust or other entity if such transfer is made for tax, financial or retirement planning purposes.On June 10, 2025, EM LLC entered into an Amendment No. 4 to Amended and Restated Agreement and Plan of Merger (the “Merger Agreement Amendment”), by and among EM, WTMA and Merger Sub, which amended the Amended Merger Agreement by among other things, extending the Agreement End Date of the Amended Merger Agreement to September 30, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements as of and for the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024 and other information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” “the Company” and “EM LLC” generally refer to Evolution Metals LLC.

Business Overview

EM LLC is a newly formed entity for the purpose of developing a secure, reliable global supply chain for critical minerals and materials (“CMM”), that leverages advanced technologies and strategic consolidation of midstream and downstream manufacturers. The Company will support key industries, such as automotive while driving a sustainable future through efficient processing and the application of cutting edge robotics and artificial intelligence (“AI”).

To achieve this vision, the Company and Welsbach Technology Metals Acquisition Corp., a Delaware company (“WTMA or the “SPAC”) have entered into agreements to acquire five Operating Companies (as defined below) critical to the CMM supply chain in order to combine initial capabilities believed to serve as the foundation for the Company’s growth — transforming raw materials into essential components for further manufacturing; recycling lithium batteries; producing materials that are essential feedstocks used in the production of advanced magnets, which include (a) bonded magnets that are vital components in various high-tech applications (including automotive, aerospace, and consumer electronics industries) and (b) sintered magnets that are crucial for high-performance applications (particularly in the defense and aerospace sectors where precision and durability are paramount); developing AI software and machines to drive automation, innovation, and efficiency to reduce labor costs, lower manufacturing reject rates, and automating the quality of control processes. The Operating Companies are expected to include Handa Lab Co., Ltd., a Korean company (“Handa Lab”), KCM Industry Co., Ltd., a Korean company (“KCM”), KMMI INC., a Korean company (“KMMI”), and NS World Co., Ltd., a Korean company (collectively with Handa Lab, KCM and KMMI, the “Korean Companies”),and Critical Mineral Recovery, Inc., a Missouri corporation (“CMR”). Upon completion of the Business Combination (as defined below), the combined company is expected to produce magnets and battery metals to meet the growing global demand driven by the electrification of transportation, the expansion of green energies, advancements in healthcare technologies, military and defense manufacturing, and consumer appliances.

Recent Developments

Recent events impacting our business are as follows:

Merger Agreement with Welsbach Technology Metals Acquisition Corp

On April 1, 2024, the Company entered into an Agreement and Plan of Merger with WTMA and WTMA Merger Subsidiary LLC, a Delaware limited liability company and direct wholly owned subsidiary of WTMA (“Merger Sub”). On November 6, 2024, the Company, WTMA and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger, as amended by the November 11, 2024 Amendment No 1 to Amended and Restated Agreement and Plan of Merger, the February 10, 2025 Amendment No 2 to Amended and Restated Agreement and Plan of Merger, the March 31, 2025 Amendment No. 3 to Amended and Restated Agreement and Plan of Merger and the June 11, 2025 Amendment No. 4 to Amended and Restated Agreement and Plan of Merger (collectively, the “Amended Merger Agreement”). The Amended Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and resulting in EM LLC being a wholly owned subsidiary of WTMA (the “Merger” and, collectively with the other transactions contemplated by the Amended Merger Agreement, the “Business Combination”). As part of the Business Combination, prior to the Merger, the Company expects to acquire all of the equity interests of each of the Korean Companies through a series of transactions, pursuant to which the equity holders of the Korean Companies will exchange their equity interests in the Korean Companies for EM LLC nonvoting common member units, and each of the Korean Companies will become a wholly owned subsidiary of the Company. In addition, as part of the Business Combination, WTMA expects to acquire all of the equity interests of CMR pursuant to a right that it will acquire from the Company upon consummation of the Merger. WTMA, the Company and certain other parties have entered into a definitive merger agreement pursuant to which WTMA will acquire (indirectly through one of its affiliates) CMR, and EM also has entered into definitive share exchange agreements to acquire each of the Korean Companies. The consummation of the transactions contemplated by the Merger Agreement are conditioned on the consummation of the acquisition of CMR and the Korean Companies. After consummation of the Business Combination, WTMA is expected to change its name to Evolution Metals & Technologies Corp. (“New EM”). At closing of the Business Combination (the “Closing”), New EM is expected to trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the trading symbol “EMAT.”

Key terms of the Amended Merger Agreement include, but are not limited to, the following:

●	Each issued and outstanding share of the Company’s common member units and each issued and outstanding share of the Company’s convertible preferred units on an as-converted basis will automatically be cancelled and converted into the right to receive the number of shares of New EM common stock in accordance with the Amended Merger Agreement.

●	Total consideration is estimated to consist of (i) New EM common stock valued at $4,164,360,660 in exchange for the Company’s common member units held by the Company’s voting common member that are issued and outstanding immediately prior to the Merger, (ii) 67,413,224 shares of New EM common stock in exchange for the Company’s nonvoting common member units held by holders other than the Company’s voting common member issued and outstanding immediately prior to the Merger, (iii) 109,436,178 shares of New EM common stock in exchange for the Company’s convertible preferred units issued and outstanding immediately prior to the Merger and (iv) cash of $25,000,000.

●	The New EM board of directors after the Closing will consist of six directors, which shall initially include six director nominees designated by the Company and reasonably acceptable to WTMA.

●	Any outstanding options, restricted stock awards and restricted member unit awards of the Company will be converted into the right to receive options, restricted shares, and restricted stock unit awards, respectively, of New EM common stock upon substantially the same terms and conditions.

●	The obligations of the Company to consummate the Merger are conditioned on, among other things, that as of the Closing, New EM would have available to it a positive amount of cash after giving effect to (x) the amount in the WTMA trust account as of the Closing, after deducting the amount required to satisfy WTMA’s obligations to its stockholders (if any) that exercise their rights to redeem all or a portion of their shares of WTMA common stock pursuant to the WTMA charter and certain WTMA and EM LLC transaction expenses, plus (y) the amount of funding actually received by WTMA from its private investment in public equity offering prior to or substantially concurrently with the Closing, plus (z) the aggregate gross proceeds received or to be received by WTMA or EM LLC pursuant to any agreement or arrangement entered into prior to or substantially concurrently with the Closing in connection with the issuance or other grant of any interests of WTMA or EM LLC or any of WTMA’s subsidiaries, if any (the “Minimum Available Cash Condition”). The Minimum Available Cash Condition is for the sole benefit of EM LLC..

●	The Closing is subject to certain conditions, including, but not limited to, the approval of the Company’s voting common member and the approval of the stockholders of WTMA. Holders of WTMA’s public shares will have the opportunity to redeem all or a portion of their public shares for cash in connection with the Business Combination.

In certain circumstances, including if the Merger Agreement has not be consummated by September 30, 2025, either party may elect to terminate the Amended Merger Agreement.

On August 1, 2024, in support of the Business Combination, we entered into a Term Sheet (the “Term Sheet”) with WTMA and Broughton Capital Group (“BCG”) for BCG, to provide an equity investment of $500 million through a private investment in public equity (“PIPE Anchor Equity Investment”) to be consummated concurrently with the Closing. Additionally, pursuant to the Term Sheet, BCG will provide a debt facility (“Debt Facility”) to New EM, or to a subsidiary of New EM guaranteed by New EM, to be consummated after the Closing. The closing of the PIPE Anchor Equity Investment and the BCG Debt Facility is subject to the satisfactory completion of BCG’s on-going due diligence, final investment approvals, execution of an equity subscription agreement, execution of a debt facility agreement, the closing of the Business Combination, and other closing conditions.

In connection with the Amended Merger Agreement, we entered into a Sponsor Support and Lock-Up Agreement with WTMA, Welsbach Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”), and certain officers and directors of WTMA (“Sponsor Persons”) on November 6, 2024 which was amended on February 10, 2025 WTMA (the “Amended WTMA Lock-Up Agreement”). Pursuant to the Amended WTMA Lock-Up Agreement, the Sponsor and Sponsor Persons agreed to, among other things, vote at least 2,237,876 shares of WTMA common stock, or approximately 67.8% of the issued and outstanding shares of WTMA common stock, in favor of the Amended Merger Agreement and the Business Combination. In addition, pursuant to the Amended WTMA Lock-Up Agreement, the Sponsor and Sponsor Persons agreed not to transfer any shares of WTMA common stock prior to the Closing and not to transfer any shares of New EM common stock that they acquire in connection with the Business Combination until the third anniversary of the Closing, in each case subject to certain exceptions.

In connection with the Amended Merger Agreement, the Company also entered into an EM Equityholder Support and Lock-Up Agreement with WTMA and the sole voting common member of the Company on November 6, 2024, which was amended on February 10, 2025 and May 15, 2025 (the “Amended EM Equityholder Lock-Up Agreement”). Pursuant to the Amended EM Equityholder Lock-Up Agreement, the voting common member of the Company agreed to execute and deliver written consent to the adoption of the Amended Merger Agreement and related transactions, approving the Business Combination. In addition, pursuant to the Amended EM Equityholder Lock-Up Agreement, the voting common member agreed not to transfer any EM LLC common member units prior to the Closing and not to transfer any shares of New EM common stock that such member acquires in connection with the Business Combination until the third anniversary of the Closing, in each case subject to certain exceptions.

Issuance of Note Receivables and Note Receivables — Related Party

In March 2024, June 2024, September 2024, December 2024 and March 2025, the Company entered into unsecured promissory notes with the Sponsor in the amounts of $373,737, $177,773, $192,068, $448,287 and $474,490, respectively (the “WTMA Sponsor Notes”). The WTMA Sponsor Notes are non-interest bearing and mature on the earlier of the (a) Closing or (b) liquidation of WTMA. For the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, allowances for credit loss of $237,245 and $0, respectively, related to the WTMA Sponsor Notes were included in the accompanying statement of operations. At March 31, 2025 and December 31, 2024, the balance of the WTMA Sponsor Notes of $833,1782 and $595,933, respectively, is recorded net of allowance for credit losses of $833,1783 and $595,933, respectively.

In January 2025, February 2025 and March 2025, the Company entered into four unsecured promissory notes receivable with the managing member of the Company in the amount of $502,000, $250,000, $620,000 and $308,000, respectively (collectively, the “Q1 2025 Related Party Notes”). The Q1 2025 Related Party Notes are non-interest bearing and mature on the earlier of (a) the Closing or (b) December 31, 2025. For the three months ended March 31, 2025 and for the period from February 8, 2024 (inception) to March 31, 2024, allowances for credit losses of $589,000 and $0, respectively, related to the Related Party Notes were included in the accompanying statement of operations. At March 31, 2025 and December 31, 2024, the balance of the Related Party Notes of $2,464,850 and $1,624,850, respectively, is recorded net of allowance for credit losses of $2,464,850 and $1,624,850, respectively.

In April 2025, the Company entered into an additional unsecured promissory note with the managing member of the Company in the amount of $565,201 (the “April 2025 Related Party Note”). The April 2025 Related Party Note is non-interest bearing and matures on the earlier of (a) the Closing or (b) December 31, 2025.

In May 2025, the Company entered into an additional unsecured promissory note with the managing member of the Company in the amount of $250,000 (the “May 2025 Related Party Note”). The May 2025 Related Party Note is non-interest bearing and matures on the earlier of (a) the Closing or (b) December 31, 2025.

Issuance of convertible preferred units

During the three months ended March 31, 2025, the Company issued convertible preferred units in exchange for $1.00 per unit as follows:

	Convertible preferred units	Gross proceeds
January 2025	500,000	500,000
February 2025	2,700,000	2,700,000
March 2025	3,850,000	3,850.000
Total	7,050,000	$7,050,000

Results of Operations for the three months ended March 31, 2025 and the period from February 8, 2024 (inception) to March 31, 2024.

As of March 31, 2025, the Company has not generated any revenue. As of March 31, 2025, the Company’s expenses are associated with start-up and costs related to the potential Business Combination as described above.

The following table summarizes our financial results for the three months ended March 31, 2025 and the period from February 8, 2024 (inception) to March 31, 2024:

	For the Three Months ended March 31, 2025	For the Period from February 8 (inception) to March 31, 2024
OPERATING EXPENSES
General and administrative	$1,850,749	$149,906
Sales and marketing	124,244	-
Loss from operations	(1,974,993)	(149,906)
Total other expenses, net	(16,034,534)	-
Net loss	$(18,009,527)	$(149,906)

General and administrative

For the three months ended March 31, 2025 and the period from February 8 (inception), 2025 to March 31, 2024, general and administrative expenses consist primarily of legal fees, consulting fees and travel expenses associated with start-up expenditures and costs related to the potential Business Combination.

Sales and marketing

For the three months ended March 31, 2025, sales and marketing expenses consist mainly of costs of awareness and marketing efforts in anticipation of the Business Combination.

Total other expenses, net

For the three months ended March 31, 2025, total other expenses, net consists primarily of re-measurement losses associated with the change in fair value of embedded derivative liabilities associated with certain convertible preferred unit issuances of $15,063,847, an allowance for credit losses associated with our receivables of $1,310,188, partially offset by interest income earned on our cash and interest bearing receivables of $493,037 and other income of $250,000 realized on the forgiveness of our payables.

Liquidity and Going Concern

Historically, the Company’s primary sources of liquidity have been cash flows from issuance of convertible preferred units. The Company reported a net loss of $18, 009,527 for the three months ended March 31, 2025. As of March 31, 2025, the Company had an aggregate cash balance of $3,732,564 and, a net working capital deficit of $77,426,869. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of the unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

The Company’s future capital requirements will depend on many factors, including the Company’s timing and extent of its research, the acquisition of processing facilities and the consummation of a business combination. In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if the proceeds received from the business combination and other equity financing are insufficient to support its business needs. While there can be no assurances, the Company intends to raise such capital through additional equity raises. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements are available to be issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flows for the three months ended March 31, 2025 and the period from February 8, 2024 (inception) to March 31, 2024

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and the period from February 8, 2024 (inception) to March 31, 2024:

	For the Three Months ended March 31, 2025	For the period from February 8, 2024 (inception) to March 31, 2024
Net cash used in operating activities	$(2,062,656)	$(174,819)
Net cash used in investing activities	$(2,154,490)	$(373,737)
Net cash provided by financing activities	$5,335,000	$1,100,102

Net cash used in operating activities

For the three months ended March 31, 2025, net cash used in operating activities was $2,062,656 as a result of expenditure for the day-to-day operations of the Company. Included within this net cash used in operating activities are the non-cash expenses associated with recording derivative liabilities at fair value at issuance and re-measuring these derivative liabilities to fair value at the reporting period end as well as the allowance for credit losses.

For the period from February 8, 2024 (inception) March 31, 2024, net cash used in operating activities was $174,819 as a result of expenditure for the day-to-day operations of the Company.

Net cash used in investing activities

For the three months ended March 31, 2025, net cash used in investing activities was $2,154,490 as a result of the Company’s issuance of note receivables and convertible note receivables, with $1,680,000 of the notes receivables issued to a related party.

For the period from February 8, 2024 (inception) March 31, 2024, net cash used in investing activities was $373,737 as a result of the Company’s issuance of note receivables.

Net cash flows provided by financing activities

For the three months ended March 31, 2025, net cash provided by financing activities was $5,335,000 as a result of proceeds from issuance of convertible preferred units of $5,550,000, partially offset by payments for deferred transaction costs of approximately $215,000.

For the period from February 8, 2024 (inception) March 31, 2024, net cash provided by financing activities was $1,100,002 as a result of proceeds from issuance of convertible preferred units and common member units.

Off balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

Emerging Growth Company Status

We are an emerging growth company as defined in the Jumpstart Our Business Startups (“JOBS”) Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the date of the first sale of common equity securities of EM LLC pursuant to an effective registration statement under the Securities Act of 1933, as amended, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the Securities and Exchange Commission (the “SEC”) with at least $700 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1 billion in non-convertible debt securities during the previous three years.

Critical Accounting Estimates

Basis of Presentation: The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), expressed in U.S. dollars. The accompanying financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. References to GAAP issued by the FASB in the accompanying notes to the financial statements are to the FASB Accounting Standards Codification (“ASC”). The financial statements have been prepared assuming the Company will continue as a going concern.

Fair Value of Financial Instruments: The Company’s financial instruments with a carrying value that approximates fair value consist of cash and cash equivalents, other current assets, accounts payable and accrued expenses because of the short-term nature or expected settlement dates of these instruments. The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, the July Investment Agreement Derivative, the CPU Share Allocation Obligation, and liability-classified share-based payment transactions.

Convertible Notes Receivable: Convertible notes receivable consists of convertible promissory notes that can convert into a privately held company’s equity securities at the Company’s election and was accounted for as receivables in the scope of ASC 310, “Receivables”, which was initially recorded at present value and subsequently re-measured at amortized cost. The notes did not meet the definition of a debt security in the scope of ASC 320, “Investments — Debt Securities” (“ASC 320”). Convertible notes receivable is reported net of allowances for credit losses on the accompanying balance sheet.

EM Convertible Preferred Units: EM Convertible Preferred Units consist of preferred units issued with an option to convert into New EM Common Stock at the option of the holders. The EM Convertible Preferred Units are accounted for as permanent equity in the scope of ASC 815, “Derivatives and Hedging” (“ASC 815”) and recorded at fair value which is representative of the proceeds received.

Derivative Liabilities: Certain agreements the Company entered into either require the Company to issue or provide the Company the option to issue a variable number of shares of New EM Common Stock to certain investors and vendors. The Company applies ASC 480, “Distinguishing Liabilities and Equity” (“ASC 480”), ASC 815, and ASC 718, “Compensation — Stock Compensation” (“ASC 718”) in its evaluation of the terms of each agreement. Financial instruments that were identified in each agreement and

●	meet the criteria to be accounted for as a liability in accordance with ASC 480 were reported at fair value at issuance and re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying statement of operations;

●	do not meet the criteria to be accounted for as a liability in accordance with ASC 480 and do not meet the criteria to be accounted for as equity in accordance with ASC 815 are accounted for as a liability and were reported at fair value at issuance and re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying statement of operations;

●	meet the criteria of a liability-classified share-based payment transaction in accordance with ASC 718 were measured based on the fair value of the transaction on the date of grant and remeasured to fair value each reporting period until settlement.

Agreements where multiple financial instruments are identified that would individually warrant separate accounting as a derivative instrument are bundled together as a single, compound embedded derivative that is bifurcated and accounted for separately from the host contract in accordance with ASC 815.

Allowance for Credit Losses: The Company recognizes an allowance for credit losses on notes receivable, convertible notes receivable and notes receivable — related party in an amount equal to the estimated probable losses net of recoveries. The Company currently monitors financial conditions of the companies from which it has notes receivable, convertible notes receivable and notes receivable — related party on a continuing basis. After considering current economic conditions and specific and financial stability of its note receivable, convertible notes receivable and notes receivable — related party counterparties, an allowance for credit losses is maintained in the balance sheet at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. The Company’s policy is to write off past-due accrued interest receivable in a timely manner, and as such, the Company elected not to measure an allowance for credit losses for accrued interest receivable on notes receivables outstanding. Notes receivable and notes receivable — related party are carried at amortized cost, net of allowances for credit losses. Amortized cost approximated book value as March 31, 2025. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements are based on the current expectations and beliefs of the management of EM LLC and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: EM LLC is a newly formed company with no operating history or revenue; EM LLC’s ability to complete business combinations in accordance with its business strategy, including, but not limited to, the proposed Business Combination; the risk that the consummation of the proposed Business Combination is significantly delayed; the ability to recognize the anticipated benefits of the proposed Business Combination; the risk that the announcement and consummation of the proposed Business Combination disrupts EM LLC’s current plans; following the closing of the proposed Business Combination, New EM’s ability to successfully integrate the business and operations of EM LLC and the Operating Companies (the “Target Companies”) into its ongoing business operations and realize the intended benefits of New EM’s acquisition of the Target Companies; New EM’s ability to secure sufficient funding to successfully rebuild Critical Mineral Recovery, Inc.’s recycling facility with significant expansion on management’s expected timeline and budget, or at all; unexpected costs related to the proposed Business Combination; expectations regarding New EM’s strategies and future financial performance, including future business plans, expansion and acquisition plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, product and service acceptance, market trends, liquidity, cash flows and uses of cash, capital expenditures, and New EM’s ability to invest in growth initiatives; satisfaction or waiver (if applicable) of the conditions to the proposed Business Combination, including, among other things, approval of the proposed Business Combination and related agreements and transactions; the occurrence of any other event, change or other circumstances that could give rise to the termination of the Merger Agreement; the implementation, market acceptance and success of New EM’s business model and growth strategy; the ability to obtain or maintain the listing of New EM’s common stock on Nasdaq following the proposed Business Combination; the success in retaining or recruiting, or changes required in, New EM’s officers, key employees or directors following the completion of the proposed Business Combination; the impact of the regulatory environment and complexities with compliance related to such environment, including New EM’s ability to meet, and continue to meet, applicable regulatory requirements; New EM’s ability to execute its business plan, including with respect to its technical development and commercialization of products, and its growth and go-to-market strategies; New EM’s ability to achieve sustained, long-term profitability and commercial success; operational risks, including with respect to New EM’s use of agents or resellers in certain jurisdictions, New EM’s ability to scale up its manufacturing quantities of its products, New EM’s outsourcing of manufacturing and such manufacturers’ ability to satisfy New EM’s manufacturing needs on a timely basis, the availability of components or raw materials used to manufacture New EM’s products and New EM’s ability to process customer order backlog; New EM’s revenue deriving from a limited number of customers; geopolitical risk and changes in applicable laws or regulations, including with respect to New EM’s planned operations outside of the U.S. and Korea; New EM’s ability to attract and retain talented personnel; New EM’s ability to compete with companies that have significantly more resources; New EM’s ability to meet certain certification and compliance standards; New EM’s ability to protect its intellectual property rights and ability to protect itself against potential intellectual property infringement claims; the outcome of any known and unknown litigation and regulatory proceedings, including any proceedings that may be instituted against EM LLC following announcement of the proposed Business Combination; and other factors detailed under the section entitled “Risk Factors” in the registration statement, as amended, filed with the Securities and Exchange Commission on Form S-4 (Registration No. 333-283119). Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of EM LLC prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Except to the extent required by applicable law or regulation, EM LLC undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Responsibilities for Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s controls over financial reporting are designed under the supervision of the Company’s Managing Member, in his capacities as the principal executive officer and principal financial officer (the “Certifying Officer”), to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the Company’s management, including the Company’s Certifying Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of March 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Based on the foregoing, our Certifying Officer concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

The Certifying Officer does not expect that the Company’s disclosure controls and procedures or that its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company has limited resources and as a result, material weaknesses in financial reporting currently exists, because of our limited resources and personnel, including those described below.

●	The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

●	We have not achieved the acceptable level of segregation of duties relative to key financial reporting functions.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, the Certifying Officer, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of March 31, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

●	Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company’s financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

●	Retaining formal documentation to evidence that review of the Company’s financial statements and the underlying transactions has occurred.

●	Assessing the duties of the existing officers of the Company and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

●	Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (as revised).

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report on Form 10-Q.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in Amendment No. 4 to Registration Statement on Form S-4/A (File No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025, as well as any changes to such risk factors or additional risk factors disclosed from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth unregistered sales of equity securities in the period covered by this Quarterly Report on Form 10-Q.

Date	Description (A)	Number	Purchaser	Aggregate Offering Price (US$)	Consideration	Exemption (B)
January 2025	Convertible Preferred Units	500,000	Private Investor	$500,000	Cash	Private Offering
February 2025	Convertible Preferred Units	2,700,000	Private Investor	$2,700,000	Cash	Private Offering
March 2025	Convertible Preferred Units	2,350,000	Private Investor	$2,350,000	Cash	Private Offering

A – Convertible Preferred Units consist of preferred units issued with an option to convert into New EM Common Stock at the option of the holders.

B – “Private Offering” above means that the Convertible Preferred Units were offered and sold to private investors pursuant to exemptions from the registration requirements under the United States Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof and Rule 506 of Regulation D under the Securities Act for issuances inside the United States on the basis of representations and warranties of the private investors provided to the Company at the time of sale regarding certain factual matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) The Managing Member has not adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

ITEM 6. EXHIBITS.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1¥	Amended and Restated Agreement and Plan of Merger, dated November 6, 2024, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
2.2¥	Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated November 11, 2024, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
2.3¥	Amendment No. 2 to Amended and Restated Agreement and Plan of Merger, dated February 10, 2024, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals (incorporated by reference to Exhibit 2.3 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
2.4¥	Amendment No. 3 to Amended and Restated Agreement and Plan of Merger, dated March 31, 2025, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals (incorporated by reference to Exhibit 2.4 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
2.5¥	Amendment No. 4 to Amended and Restated Agreement and Plan of Merger, dated June 11, 2025, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals (incorporated by reference to Exhibit 2.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K (File No. 001-41183), filed with the SEC on June 13, 2025).
3.1	Certificate of Formation of Evolution Metals LLC (incorporated by reference to Exhibit 3.8 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
3.2	Company Operating Agreement of Evolution Metals LLC (incorporated by reference to Exhibit 3.9 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
3.3	Amendment to Company Operating Agreement of Evolution Metals LLC, dated May 16, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-283119-05), filed with the SEC on June 13, 2025).
4.1	Specimen Membership Unit Certificate of Evolution Metals LLC. (included in Exhibit 3.2 hereto).
4.2	Specimen Convertible Preferred Unit Certificate of Evolution Metals LLC (incorporated by reference to Exhibit 4.7 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.1	Sponsor Support and Lock-up Agreement, dated November 6, 2024, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals LLC, Welsbach Acquisition Holdings LLC and the persons set forth on Schedule I thereto (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.2	Amendment to Sponsor Support and Lock-up Agreement, dated February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution metals LLC, Welsbach Acquisition Holdings LLC and the persons set forth on Schedule I thereto (incorporated by reference to Exhibit 10.39 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).

10.3	Company Equityholder Support and Lock-up Agreement, dated November 6, 2024, by and among Welsbach Technology Metals Acquisition Corp., Evolution metals LLC, Welsbach Acquisition Holdings LLC and the persons set forth on Schedule I thereto (incorporated by reference to Exhibit 10.22 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.4	Amendment to Company Equityholder Support and Lock-up Agreement, dated February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution metals LLC, Welsbach Acquisition Holdings LLC and the persons set forth on Schedule I thereto (incorporated by reference to Exhibit 10.41 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.5	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and Handa Lab Co., Ltd (incorporated by reference to Exhibit 10.29 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.6	Amendment No. 1 to Share Exchange Agreement, dated March 31, 2025, between Evolution Metals LLC and Handa Lab Co., Ltd. (incorporated by reference to Exhibit 10.48 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.7	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and KCM Industry, Ltd. (incorporated by reference to Exhibit 10.30 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.8	Amendment No. 1 to Share Exchange Agreement, dated March 31, 2025, between Evolution Metals LLC and KCM Industry, Ltd. (incorporated by reference to Exhibit 10.49 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.9	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and KMMI INC. (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.10	Amendment No. 1 to Share Exchange Agreement, dated March 31, 2025, between Evolution Metals LLC and KMMI, INC. (incorporated by reference to Exhibit 10.50 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.11	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and NS World Co., Ltd. (incorporated by reference to Exhibit 10.32 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.12	Amendment No. 1 to Share Exchange Agreement, dated March 31, 2025, between Evolution Metals LLC and NS World Co., Ltd. (incorporated by reference to Exhibit 10.51 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
10.13	Interco Master Trade Agreement, dated January 13, 2025, between Interco Trading, Inc. and Evolution Metals LLC (incorporated by reference to Exhibit 10.40 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
¥	Certain of the exhibits and/or schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLUTION METALS LLC

Date: June 27, 2025	By:	/s/ David Wilcox
	Name:	David Wilcox
	Title:	Managing Member
(Principal Executive Officer and Principal Financial Officer)