Form 10-Q
period 2025-06-30
Evolution Metals LLC
filed 2025-08-19
CIK 2043020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 19, 2025, there were 100,000 member units, voting and 900,000 member units, non-voting, par value $0.0001 per unit, of the registrant issued and outstanding.

EVOLUTION METALS LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

		Page

	PART 1 – Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements:	1
	Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, for the six months ended June 30, 2025 and for the period from February 8, 2024 (inception) to June 30, 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Members’ (Deficit) Equity for the three and six months ended June 30, 2025, the three months ended June 30, 2024 and the period from February 8, 2024 (inception) to June 30, 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and for the period from February 8, 2024 (inception) to June 30, 2024 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
	SIGNATURES	31

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLUTION METALS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,614,314	$2,614,710
Prepaid expenses and other current assets	97,944	23,191
Notes receivable, current, net	1,308,091	957,717
Notes receivable, related party, net	2,872,451	1,624,850
Convertible notes receivable, net	2,125,898	1,981,420
Total current assets	8,018,698	7,201,888
Deferred transaction costs	7,988,820	3,994,751
Notes receivable, net of current portion, net	—	4,500,000
TOTAL ASSETS	$16,007,518	$15,696,639

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable	$4,128,600	$1,523,278
Accrued expenses	40,086	84,337
July Investment Agreement Derivative (Note 8)	112,521,314	53,231,638
CPU Share Allocation Obligations (Note 8)	4,166,671	10,231,516
Total current liabilities	120,856,671	65,070,769
TOTAL LIABILITIES	120,856,671	65,070,769

COMMITMENTS AND CONTINGENCIES (NOTE 11)

MEMBERS’ DEFICIT
Member units, voting, $0.0001 par value; unlimited units authorized at June 30, 2025 and December 31, 2024; 100,000 and 1,000,000 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10	100
Member units, non-voting, $0.0001 par value; unlimited units authorized at June 30, 2025; 900,000 and 0 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively	90	—
Convertible preferred units, $0.0001 par value; unlimited units authorized at June 30, 2025 and December 31, 2024, 42,280,021 and 35,230,021 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively	12,337,352	9,587,352
Accumulated deficit	(117,186,605)	(58,961,582)
TOTAL MEMBERS’ DEFICIT	(104,849,153)	(49,374,130)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$16,007,518	$15,696,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months Ended	For the Period from February 8, 2024 (inception) to
	Ended June 30,		June 30,	June 30,
	2025	2024	2025	2024
General and administrative expenses	$1,673,241	$705,894	$3,523,990	$855,800
Sales and marketing	143,883	8,141	268,127	8,141
Loss from operations	(1,817,124)	(714,035)	(3,792,117)	(863,941)

Other income (expense):
Change in fair value of CPU Share Allocation Obligations	13,259,979	―	10,768,381	—
Change in fair value of July Investment Agreement Derivative	(46,717,427)	―	(59,289,676)	—
Day one loss on CPU Share Allocation Obligations	—	―	(403,536)	—
Interest income	525,579	1,703	1,018,616	1,703
Allowance for credit losses	(5,466,503)	(2,750,755)	(6,776,691)	(2,750,755)
Other income	—	―	250,000	—
Total other expense, net	(38,398,372)	(2,749,052)	(54,432,906)	(2,749,052)

Net loss	$(40,215,496)	$(3,463,087)	$(58,225,023)	$(3,612,993)

Weighted average participating member units, basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000
Net loss per participating member units, basic and diluted	$(40.22)	$(3.46)	$(58.23)	$(3.61)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Voting Member Units		Non -Voting Member Units		Convertible Preferred Units		Subscription	Accumulated	Members’
	Units	Amount	Units	Amounts	Units	Amount	Receivable	Deficit	Deficit
Balance, January 1, 2025	1,000,000	$100	—	$—	35,230,021	$9,587,352	$—	$(58,961,582)	$(49,374,130)
Issuance of convertible preferred units	—	—	—	$—	7,050,000	2,750,000	(1,500,000)	—	1,250,000
Net loss	—	—	—	—	—	—	—	(18,009,527)	(18,009,527)
Balance, March 31, 2025	1,000,000	$100	—	$—	42,280,021	$12,337,352	$(1,500,000)	$(76,971,109)	$(66,133,657)
Subscription proceeds received	—	—	—	—	—	—	1,500,000	—	1,500,000
Conversion of voting member units to non-voting member units	(900,000)	(90)	900,000	90	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(40,215,496)	(40,215,496)
Balance, June 30, 2025	100,000	$10	900,000	$90	42,280,021	$12,337,352	$—	$(117,186,605)	$(104,849,153)

FOR THE PERIOD FROM FEBRUARY 8, 2024 (INCEPTION) TO JUNE 30, 2024

	Member Units		Convertible Preferred Units		Accumulated	Members’ Equity
	Units	Amount	Units	Amount	Deficit	Deficit
Balance, February 8, 2024 (inception)	—	$—	—	$—	$—	$—
Issuance of member units	1,000,000	100	—	—	—	100
Issuance of convertible preferred units	—	—	1,100,003	1,100,003	—	1,100,003
Net loss	—	—	—	—	(149,906)	(149,906)
Balance, March 31, 2024	1,000,000	$100	1,100,003	$1,100,003	$(149,906)	$950,197
Issuance of convertible preferred units	—	—	4,630,001	4,630,001	—	4,630,001
Net loss	—	—	—	—	(3,463,087)	(3,463,087)
Balance, June 30, 2024	1,000,000	$100	5,730,004	$5,730,004	$(3,612,993)	$2,117,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2025	For the Period from February 8, 2024 (inception) to June 30, 2024
Cash flows from operating activities
Net loss	$(58,225,023)	$(3,612,993)
Adjustments to reconcile net loss to net cash used in operating activities
Allowances for credit losses	6,776,691	2,750,755
Day one loss on CPU Share Allocation Obligations	403,536	—
Change in fair value of CPU Share Allocation Obligations	(10,768,381)	—
Change in fair value of July Investment Agreement Derivative	59,289,676	—
Paid in kind - interest	(963,195)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(74,753)	—
Accounts payable	(856,240)	—
Accrued expenses	(44,251)	211,316
Net cash used in operating activities	(4,461,940)	(650,922)

Cash flows from investing activities
Issuance of notes receivable	(760,748)	(1,083,294)
Collection of notes receivable	200,000	—
Issuance of notes receivable, related party	(2,495,201)	(1,000,000)
Issuance of convertible notes receivable	—	(2,500,000)
Net cash used in investing activities	(3,055,949)	(4,583,294)

Cash flows from financing activities
Proceeds from issuance of member units	—	100
Proceeds from issuance of convertible preferred units	7,050,000	5,730,004
Payments for deferred transaction costs	(532,507)	—
Net cash provided by financing activities	6,517,493	5,730,104

Net change in cash	(1,000,396)	495,888
Cash, beginning of period	2,614,710	—
Cash, end of period	$1,614,314	$495,888

Supplemental cash flow information:
Taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Fair value of CPU Share Allocation Obligations issued in connection with issuance of certain convertible preferred units	$4,703,536	$—
Deferred transaction costs included within accounts payable and accrued expenses	$3,461,562	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS, LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

To achieve this vision, the Company entered into equity purchase agreements during 2024 to acquire a controlling equity interest in four separate entities (collectively, the “Four Entities”) critical to the CMM supply chain in order to combine initial capabilities believed to serve as the foundation for the Company’s growth — transforming raw materials into essential components for further manufacturing; recycling lithium batteries; producing materials that are essential feedstocks used in the production of advanced magnets, which include (a) bonded magnets that are vital components in various high-tech applications (including automotive, aerospace, and consumer electronics industries) and (b) sintered magnets that are crucial for high-performance applications (particularly in the defense and aerospace sectors where precision and durability are paramount); developing AI software and machines to drive automation, innovation, and efficiency to reduce labor costs, lower manufacturing reject rates, and automating the quality of control processes. The Four Entities are four Korean companies.

Upon completion of the acquisition of the Four Entities, the Company is expected to produce materials annually, including magnets and battery metals to meet the growing global demand driven by the electrification of transportation, the expansion of green energies, advancements in healthcare technologies, military and defense manufacturing, and consumer appliances, among others.

On April 1, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Welsbach Technology Metals Acquisition Corp., a Delaware corporation (“WTMA”), and WTMA Merger Subsidiary LLC, a Delaware limited liability company and direct wholly owned subsidiary of WTMA (“Merger Sub”). On November 6, 2024, the Company, WTMA and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger, as amended by the November 11, 2024 Amendment No 1 to Amended and Restated Agreement and Plan of Merger, the February 10, 2025 Amendment No 2 to Amended and Restated Agreement and Plan of Merger, the March 31, 2025 Amendment No 3 to Amended and Restated Agreement and Plan of Merger, the June 11, 2025 Amendment No. 4 to Amended and Restated Agreement and Plan of Merger, and the July 21, 2025 Amendment No. 5 to Amended and Restated Agreement and Plan of Merger (collectively, the “Amended Merger Agreement”). The Amended Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and resulting in EM LLC being a wholly owned subsidiary of WTMA (the “Merger” and, collectively with the other transactions contemplated by the Amended Merger Agreement, the “Business Combination”). The consummation of the transactions contemplated by the Merger Agreement are conditioned on the consummation of the acquisition of the Four Entities. After consummation of the Business Combination, WTMA is expected to change its name to Evolution Metals & Technologies Corp. (such post-closing entity is referred to as “New EM”). At closing of the Business Combination (the “Closing”), New EM’s common stock is expected to trade on the Nasdaq Stock Market LLC (“Nasdaq”) (see Note 4). On May 14, 2025, the Registration Statement on Form S-4 relating to the Business Combination was declared effective by the SEC. On July 29, 2025 and August 7, 2025, the Company filed Post-Effective Amendments to its Registration Statement on Form S-4 relating to the Business Combination. The Registration Statement, as amended, was declared effective by the SEC on August 8, 2025.

Note 2 — Liquidity and Going Concern

Historically, the Company’s primary sources of liquidity have been cash flows from issuance of convertible preferred units. The Company reported a net loss of $58,225,023 for the six months ended June 30, 2025. As of June 30, 2025, the Company had an aggregate cash balance of $1,614,314, and a net working capital deficit of $112,837,973. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

The Company’s future capital requirements will depend on many factors, including the Company’s consummation of a business combination, acquisition of processing facilities, the build-out of its planned recycling and processing facilities, research, and working capital (see Note 4). In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if the proceeds received from the business combination and other equity financing are insufficient to support its business needs. While there can be no assurances, the Company intends to raise such capital through additional equity raises. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements filed with the Post-Effective Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025.

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

Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company’s most significant assumptions and estimates relate to the estimation of the allowance for credit losses, fair value of the July Investment Agreement Derivative and the fair value of the CPU Share Allocation Obligation, which includes the post-money valuation of the Company, (see Note 8). These estimates are based on assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates.

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

Assets and liabilities are translated using the exchange rate in effect as of the balance sheet date. Expenses are translated using the average exchange rates in effect for the periods presented. The effects of translating financial statements from functional currency to reporting currency are recorded in accumulated other comprehensive income or loss as a component of member’s equity. For the three and six months ended June 30, 2025, there were no translation gains or losses recognized.

Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income, net in the consolidated statements of operations using the average exchange rates in effect during the period.

Segment Information: Accounting Standards Codification (“ASC”) subtopic 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the manager, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also are reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash and cash equivalents.

Operating expenses, inclusive of general and administrative costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations until the Business Combination closes. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The categories of operating expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Cash and Cash Equivalents: The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution and notes receivables. Cash accounts in a financial institution may at times exceed the Federal Depository Insurance Corporation limit. The amount over these insured limits as of June 30, 2025 was $1,350,514. As of June 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

The Company’s financial instruments with a carrying value that approximates fair value consist of cash and cash equivalents, prepaid and other current assets, notes receivable, convertible notes receivable, accounts payable and accrued expenses because of the short-term nature or expected settlement dates of these instruments. The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, the July Investment Agreement Derivative (see Note 8) and the Convertible Preferred Unit Share Allocation Obligation (see Note 8).

Notes Receivable: Notes receivable consists of secured and unsecured promissory notes with no conversion features and was accounted for as receivables in the scope of ASC 310, “Receivables” (“ASC 310”), which was initially recorded at present value and subsequently re-measured at amortized cost (see Note 5). Notes receivable is reported net of an allowance for credit losses on the accompanying balance sheets.

Convertible Notes Receivable: Convertible notes receivable consists of convertible promissory notes that can convert into a privately held company’s equity securities at the Company’s election and was accounted for as receivables in the scope of ASC 310, which was initially recorded at present value and subsequently re-measured at amortized cost (see Note 6). The notes did not meet the definition of a debt security in the scope of ASC 320, “Investments – Debt Securities” (“ASC 320”). Convertible notes receivable is reported net of an allowance for credit losses on the accompanying balance sheets.

Allowance for Credit Losses: The Company recognizes an allowance for losses on notes receivable, convertible notes receivable and notes receivable – related party (collectively, the “Outstanding Receivables”) in an amount equal to the estimated probable losses net of recoveries. The Company currently monitors financial conditions of the companies it has Outstanding Receivables owed from on a continuing basis. After considering current economic conditions and specific and financial stability of its Outstanding Receivables counterparties, an allowance for credit losses is maintained in the balance sheets at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. The Company’s policy is to write off past-due accrued interest receivable by measuring an allowance for credit losses for accrued interest receivable on Outstanding Receivables balance. Outstanding Receivables are carried at amortized cost, net of allowances for credit losses. Amortized cost approximated book value as of June 30, 2025 and December 31, 2024. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance.

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

●	meet the criteria to be accounted for as a liability in accordance with ASC 480 were reported at fair value at issuance and were re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying statements of operations;

●	do not meet the criteria to be accounted for as a liability in accordance with ASC 480 and do not meet the criteria to be accounted for as equity in accordance with ASC 815 are accounted for as a liability and were reported at fair value at issuance and were re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying statements of operations;

●	meet the criteria of a liability-classified share-based payment transaction in accordance with ASC 718 were measured based on the fair value of the transaction on the date of grant and remeasured to fair value each reporting period until settlement or cancellation.

Agreements where multiple financial instruments are identified that would individually warrant separate accounting as a derivative instrument are bundled together as a single, compound embedded derivative that is bifurcated and accounted for separately from the host contract in accordance with ASC 815.

Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”), which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company did not record impairment losses during the period presented in these unaudited condensed financial statements.

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

Deferred Transaction Costs: Commissions, legal fees and other costs that are direct and incremental costs directly related to the contemplated business combination transaction (See Note 4) are capitalized as deferred transaction costs until the consummation of the transaction. The costs will be reclassified to additional paid-in capital upon the closing of the transaction. If the transaction does not close, these transaction costs will be written off to general and administrative expenses at such time the transaction is determined to be unsuccessful. As of June 30, 2025 and December 31, 2024, deferred transaction costs totaling $7,988,820 and $3,994,751, respectively, are recorded on the accompanying consolidated balance sheets related to the anticipated business combination (see Note 4).

Net Loss Per Unit: Net loss per unit is calculated and reported under the “two-class” method, which is an earnings allocation model that treats participating securities as having rights to earnings that otherwise would have been available to holders of member units. Under the two-class method, earnings for the period are required to be allocated between member units and participating securities based upon their respective rights to receive distributed and undistributed earnings. For net loss per share computation purposes, the Company’s member units, voting and member units, non-voting are considered one single class of common equity because both classes have the same dividend and liquidation rights. The Company’s convertible preferred units do not participate in the earnings or losses of the Company and are therefore not participating securities.

Basic net loss per unit is computed by dividing net loss for the period by the weighted average number of member units outstanding during the period.  In periods when the Company is in a net loss position, potentially dilutive securities are excluded from the computation of diluted net loss per unit because their inclusion would have an anti-dilutive effect. Thus, basic net loss per unit is the same as diluted net loss per unit.

Diluted net loss per unit is computed similar to basic net loss per unit except that the denominator is increased to include the potential dilutive effect of member unit equivalents on the average number of member units outstanding during the period. At June 30, 2025 and 2024, there are no potentially dilutive securities currently issued and outstanding.

Income Taxes: As of June 30, 2025, the Company is a limited liability company treated as a disregarded entity for federal and state tax purposes with all income tax liabilities and benefits of the Company being passed through to the common members. As such, no recognition of federal or state income taxes for the Company has been provided for in the accompanying financial statements.

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

Recent Accounting Pronouncements, adopted:

ASU 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”) introduces updates to accounting standards related to the classification and measurement of financial instruments under  ASC 320. The update primarily focuses on clarifying guidance for equity securities, debt instruments, and other financial assets, particularly in the areas of fair value measurement and impairment recognition. It aims to improve consistency and comparability in the reporting of financial instruments by refining the criteria for classifying securities and enhancing the methodology for recognizing and measuring impairments. ASU 2024- 01 also mandates additional disclosures to provide greater transparency around the valuation techniques and assumptions used in determining the fair value of financial instruments. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard did not have a material impact on the unaudited condensed consolidated financial statements.

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

Note 4 — Proposed Business Combination

Merger Agreement with Welsbach Technology Metals Acquisition Corp

Key terms of the Amended Merger Agreement include, but are not limited to, the following:

●	Each issued and outstanding share of the Company’s voting common member units, nonvoting common member units, and convertible preferred units on an as-converted basis will automatically be cancelled and converted into the right to receive the number of shares of New EM common stock in accordance with the Amended Merger Agreement.

●	Total consideration is estimated to consist of (i) 416,436,066 New EM common stock in exchange for the Company’s voting common member units issued and outstanding immediately prior to the Merger, (ii) 67,413,224 shares of New EM common stock in exchange for the Company’s nonvoting common member units issued and outstanding immediately prior to the Merger, (iii) 109,436,178 shares of New EM common stock in exchange for the Company’s convertible preferred units issued and outstanding immediately prior to the Merger and (iii) cash of $25,000,000.

●	The New EM board of directors after the Closing will consist of six directors, which shall initially include six director nominees designated by the Company and reasonably acceptable to WTMA.

●	The obligations of the Company to consummate the Merger are conditioned on, among other things, that as of the Closing, New EM would have available to it a positive amount of cash after giving effect to (x) the amount in the WTMA trust account as of the Closing, after deducting the amount required to satisfy WTMA’s obligations to its stockholders (if any) that exercise their rights to redeem all or a portion of their shares of WTMA common stock pursuant to the WTMA charter and certain WTMA and EM LLC transaction expenses, plus (y) the amount of funding actually received by WTMA from its private investment in public equity offering prior to or substantially concurrently with the Closing, plus (z) the aggregate gross proceeds received or to be received by WTMA or EM LLC pursuant to any agreement or arrangement entered into prior to or substantially concurrently with the Closing in connection with the issuance or other grant of any interests of WTMA or EM LLC or any of WTMA’s subsidiaries, if any (the “Minimum Available Cash Condition”). The Minimum Available Cash Condition is for the sole benefit of EM LLC.

●	The Closing is subject to certain conditions, including, but not limited to, the approval of the Company’s voting common member and the approval of the stockholders of WTMA. Holders of WTMA’s public shares will have the opportunity to redeem all or a portion of their public shares for cash in connection with the Business Combination.

In certain circumstances, including if the Business Combination has not been consummated by September 30, 2025, either party may elect to terminate the Amended Merger Agreements.

On August 1, 2024, in support of the Business Combination, WTMA and the Company entered into a Term Sheet (the “Term Sheet”) with Broughton Capital Group (“BCG”) for BCG to provide an equity investment of $500.0 million through a private investment in public equity (“PIPE Anchor Equity Investment”) to be consummated concurrently with the closing of the Business Combination. Additionally, the Term Sheet provides that BCG will provide a debt facility (the “Debt Facility”) to New EM, or to a subsidiary of New EM guaranteed by New EM, to be consummated after the closing of the Business Combination. BCG’s commitments under the Term Sheet are subject to further due diligence and the execution of definitive documentation.

In connection with the Amended Merger Agreement, the Company entered into a Sponsor Support and Lock-Up Agreement with WTMA, Welsbach Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”), and certain officers and directors of WTMA (“Sponsor Persons”) on November 6, 2024 and amended on February 10, 2025 WTMA (collectively, the “Amended Sponsor Support and Lock-Up Agreement”). Pursuant to the Amended Sponsor Support and Lock-Up Agreement, the Sponsor and Sponsor Persons agreed to, among other things, vote at least 2,237,876 shares of WTMA common stock (as defined within the Amended Sponsor Support and Lock-Up Agreement), or approximately 67.8% of the issued and outstanding shares of WTMA common stock, in favor of the Amended Merger Agreement and the Business Combination. Also pursuant to the Amended Sponsor Support and Lock-Up Agreement, the Sponsor and Sponsor Persons agreed to certain customary lock-up restrictions on their ability to transfer their WTMA common stock and the shares of New EM common stock they will receive at closing of the Business Combination until the third anniversary of the close of the Business Combination.

In connection with the Amended Merger Agreement, the Company also entered into an EM Equityholder Support and Lock-Up Agreement with WTMA and the sole member of the Company on November 6, 2024 and amended on February 10, 2025 (collectively and as further supplemented, the “Amended EM Equityholder Lock-Up Agreement”). Pursuant to the Amended EM Equityholder Lock-Up Agreement, the sole voting member of the Company agreed to execute and deliver written consents with respect to the Company’s outstanding voting common member units to adopt the Amended Merger Agreement and related transactions, approving the Business Combination. Also pursuant to the Amended EM Equityholder Lock-up Agreement, the holders of the common member units of EM LLC agreed to certain customary lock-up restrictions on their ability to transfer their EM LLC common units and the shares of New EM common stock they will receive at closing of the Business Combination until the third anniversary of the close of the Business Combination.

During the period from February 8, 2024 (inception) to December 31, 2024, the Company entered into seven agreements to acquire controlling interests in seven different entities in connection with the Business Combination. Two of these agreements were terminated as of December 31, 2024, one of these agreements was terminated as of July 3, 2025, and the remaining agreements with four entities were terminated and replaced with share exchange agreements between each of the four Korean companies and a subsidiary of the Company (“EMT Sub”). Each share exchange agreement is conditional upon the closing of the Business Combination. Under the share exchange agreements with the Four Entities, EMT Sub would acquire the following shares of each target’s common stock in exchange for the following number of non-voting EM LLC common member units to be contributed to EMT Sub by EM LLC:

Target	Shares of Target’s common stock	Exchange Ratio	EM Units	Value
NS World, Co., Ltd. (“NSW”)	289,055	0.0092006	2,659	$12,970,000
Handa Lab Co., Ltd. (“Handa”)	380,800	0.0040385	1,538	$7,500,000
KCM Industry Co., Ltd. (“KCM”)	21,666	0.1362832	2,953	$14,400,000
KMMI, Inc.(“KMMI”)	22,080	0.4086131	9,022	$44,000,000

The share exchange agreements were approved by the shareholders of the four Korean domiciled companies on June 2, 2025, with no dissenting shareholders. The EM Units subject to the share exchange agreements (and corresponding shares of New EM common stock) are subject to the terms of shareholder lock-up agreements that end on the third anniversary of the close of the Business Combination.

For the three months ended June 30, 2025 and 2024, the Company has incurred and paid $62,100 and $0, respectively, in connection with the audit, accounting and legal fees of the seven entities for which agreements were entered into. The Company has incurred and paid $594,193 and $0 in connection with the audit, accounting and legal fees of the seven entities for which agreements were entered into for the six months ended June 30, 2025 and the period from February 8, 2024 (inception) to June 30, 2024, respectively.

Terminated Acquisitions during 2025

In March 2025, the Company entered into an amended and restated agreement and plan of merger with WTMA, the Company Critical Mineral Recovery, Inc. (“CMR”), and the other parties thereto (the “March 2025 Merger Agreement”) providing for the acquisition of CMR. The March 2025 Merger Agreement amended and restated the Agreement and Plan of Merger, dated February 10, 2025, in its entirety. The March 2025 Merger Agreement was terminated on July 3, 2025.

In September 2024, the Company entered into a Transactional Advance Agreement (“CMR Advance Agreement”) with CMR. Under the CMR Advance Agreement, the Company agreed to advance CMR $12,000,000 in three installments in connection with the contemplated acquisition of CMR. During the year ended December 31, 2024, a total of $9,000,000 was advanced to CMR under the terms of the CMR Advance Agreement. Prior to the termination of the March 2025 Merger Agreement, the Company recorded an allowance for credit losses on this amount of $4,500,000. In light of the termination of the March 2025 Merger Agreement effective July 3, 2025, the Company fully reserved for the monies advanced under the CMR Advance Agreement, recording an additional allowance for credit losses of $4,500,000 for the three and six months ended June 30, 2025.

Note 5 — Notes Receivable

In March 2024, June 2024, September 2024, December 2024, March 2025 and June 2025, the Company entered into unsecured promissory notes with the Sponsor in the amounts of $373,737, $177,773, $192,068, $448,287, $474,490 and $286,259, respectively (the “WTMA Sponsor Notes”). The WTMA Sponsor Notes are non-interest bearing and mature on the earlier of the (a) Closing or (b) liquidation of WTMA.

For the three months ended June 30, 2025 and 2024, allowances for credit loss of $143,129 and $275,755, respectively, related to the WTMA Sponsor Notes were included in the accompanying statements of operations. For the six months ended June 30, 2025 and for the period from February 8, 2024 (inception) to June 30, 2024, allowances for credit loss of $380,374 and $275,755, respectively, related to the WTMA Sponsor Notes were included in the accompanying statements of operations.

In April 2024, the Company entered into a loan agreement (the “Clever Note”) with Clever Co. Ltd (“Clever”), in the amount of $200,000. The Company collected the Clever Note in full during April 2025. Accordingly, during the three and six months ended June 30, 2025, the Company removed the allowance for credit loss of $170,000 that was recorded as of December 31, 2024.

Note 6 — Convertible Notes Receivable

For the three months ended June 30, 2025 and 2024, paid in-kind interest income totaled $489,145 and $0, respectively, and for the six months ended June 30, 2025 and for the period from February 8, 2024 (inception) to June 30, 2024, paid in-kind interest income totaled $963,195 and $0, respectively, and are included as a component of interest income on the accompanying statements of operations.

For the three months ended June 30, 2025 and 2024, an allowance for credit losses of $415,773 and $1,875,000, respectively, related to the convertible promissory notes outstanding were included in the accompanying statements of operations, of which $415,773 and $0, respectively, are related to paid in-kind interest. For the six months ended June 30, 2025 and for the period from February 8, 2024 (inception) to June 30, 2024, an allowance for credit losses of $818,717 and $1,875,000, respectively, related to the outstanding convertible promissory notes were included in the accompanying statements of operations, of which $818,717 and $0, respectively, are related to paid in-kind interest.

Note 7 — Notes Receivable, Related Party

In January 2025, February 2025, March 2025, April 2025 and May 2025 the Company entered into six unsecured promissory notes with the manager of the Company in the amounts of $502,000, $250,000, $620,000, $308,000, $565,201 and $250,000 (the “2025 Related Party Notes”) such that the manager of the Company in his individual capacity could make a foreign direct investment for the benefit of the Company. The 2025 Related Party Notes are non-interest bearing and mature on the earlier of (a) the Closing or (b) December 31, 2025.

For the three and six months ended June 30, 2025 an allowance for credit losses of $407,601 and 1,247,602, respectively, related to all the outstanding notes receivable, related party were included in the accompanying statements of operations. For the three months ended June 30, 2024 and for the period from February 8, 2024 (inception) to June 30, 2024, an allowance for credit losses of $500,000 related to all outstanding notes receivable, related party was included in the accompanying statements of operations.

Note 8 — Derivative Liabilities

July Investment Agreement Derivative

The single, compound embedded derivative relating to the financial instruments provided pursuant to the July 2024 investment agreement with an existing holder of the Company’s convertible preferred units (the “July Investment Agreement Derivative”) was re-measured to fair value of $112,521,314 and $53,231,638 at June 30, 2025 and December 31, 2024, respectively (see Note 10).

For the three and six months ended June 30, 2025, the loss on change in fair value of the July Investment Agreement Derivative of $46,717,427 and $59,289,676, respectively, was recorded as a component of other income (expense) on the accompanying statements of operations. The related financial instrument was not issued as of June 30, 2024.

Convertible Preferred Unit Issuance

At issuance date, the additional share allocation issuance obligations provided pursuant to the terms of certain of the Company’s convertible preferred units (the “CPU Share Allocation Obligation”) and issued in the six months ended June 30, 2025 was measured at fair value of $4,703,536 and re-measured to fair value at June 30, 2025 (see Note 10).

For the six months ended June 30, 2025 and for the period from February 8, 2024 (inception) to June 30, 2024, a day one loss on issuance of CPU Share Allocation Obligations of $403,536 and $0, respectively, were recorded as a component of other income (expense) on the accompanying statements of operations. These financial instruments were not issued as of June 30, 2024.

Note 9 — Members’ Deficit

Members’ Units: On May 15, 2025, the Company amended its operating agreement to create a non-voting common member unit class. Subject to approval, the Company may issue an unlimited number of non-voting common member units and any voting common member units can be converted into non-voting common member units. On May 15, 2025, 900,000 of the Company’s units held by the sole member were exchanged for 900,000 non-voting units and par was proportionately reclassified between the classes of members units. There was no net effect to equity for this exchange. At June 30, 2025, there were 100,000 voting common member units and 900,000 non-voting common member units issued and outstanding.

The voting and non-voting common member units have identical rights and preferences with the exception of voting rights.

Convertible Preferred Units: During the six months ended June 30, 2025, the Company issued 7,050,000 convertible preferred units in exchange for $1.00 per unit for gross proceeds of $7,050,000 (the “Q1 2025 Preferred Units”) as follows:

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

Note 10 — Fair Value Measurements

The following table presents assets and liabilities measured at fair value by classification within the fair value hierarchy at June 30, 2025 and December 31, 2024:

June 30, 2025

	Level I	Level II	Level III	Total
Assets
Money Market Funds	$1,597,673	$—	$—	$1,597,673
Total assets	$1,597,673	$—	$—	$1,597,673
Liabilities
July Investment Agreement Derivative	$—	$—	$112,521,314	$112,521,314
CPU Share Allocation Obligation	—	—	$4,166,671	4,166,671
Total liabilities	$—	$—	$116,687,985	$116,687,985

December 31, 2024

	Level I	Level II	Level III	Total
Assets
Money Market Funds	$2,588,289	$—	$—	$2,588,289
Total assets	$2,588,289	$—	$—	$2,588,289
Liabilities
July Investment Agreement Derivative	$—	$—	$53,231,638	$53,231,638
CPU Share Allocation Obligation	—	—	$10,231,516	10,231,516
Total liabilities	$—	$—	$63,463,154	$63,463,154

The following table provides a reconciliation of the beginning and ending balance associated with the liabilities measured at fair value using significant unobservable inputs (Level III) for the six months ended June 30, 2025:

	July Investment Agreement Derivative (Level III)	CPU Share Allocation Obligation (Level III)

Balance, December 31, 2024	$53,231,638	$10,231,516
Additions	—	4,703,536
Change in fair value	12,572,249	2,491,598
Balance, March 31, 2025	$65,803,887	$17,426,650
Additions	—	—
Change in fair value	46,717,427	(13,259,979)
Balance, June 30, 2025	$112,521,314	$4,166,671

Money Market Funds

Money market funds are investments with maturities within three months of their purchase dates held at banks, that approximate fair value based on Level 1 measurements.

Derivative Liabilities

The Company utilized scenario-based valuation models to value the July Investment Agreement Derivative and the CPU Share Allocation Obligations at issuance and each reporting period. A key estimate used in the valuations of the July Investment Agreement Derivative and the CPU Share Allocation Obligations is an enterprise valuation of New EM. At the date of issuances and period end, the enterprise valuation of New EM included the acquisition of the Four Entities which uses a sum-of-the-parts valuation model that combined the arm’s length purchase prices of the Four Entities pursuant to acquisition agreements signed with the Company on February 10, 2025, and the invested capital of the Company for each measurement date. Prior to the termination of the March 2025 Merger Agreement, CMR was also included as a component of the sum-of-the-parts valuation model.

July Investment Agreement Derivative

The Company utilized the following assumptions to value the July Investment Agreement Derivative:

	June 30, 2025	December 31, 2024

Expected Business Combination date	September 30, 2025	June 30, 2025
Term	0.25	0.50
Risk free rate	4.3%	4.2%
CCC credit rating	15.7%	8.7%
Present value factor	0.99	0.98
Probability of Business Combination close	60.0%	60.0%
Expected Company fully diluted ownership of New EM	73.4%	71.3%
Additional share allocation percentage	10.0%	10.0%

A loss on change in fair value of July Investment Agreement Derivative of $46,717,427 and $59,289,676 was reported as a component of other income/(expense) on the accompanying statements of operations for the three and six months ended June 30, 2025, respectively. The related financial instrument was not issued as of June 30, 2024.

CPU Share Allocation Obligation:

The CPU Share Allocation Obligations are contingent on the closing of the Business Combination and certain convertible preferred unit holders entering into additional convertible preferred unit agreements in increments of $2,000,000. At June 30, 2025 and December 31, 2024, the CPU Share Allocation Obligation totaled 7.9% and 4.75%, respectively, representing an estimated 5.79 % and 2.85%, respectively, of outstanding shares of New EM Common Stock at the Closing.

The Company utilized the following assumptions to value the CPU Share Allocation Obligations:

	June 30, 2025	March 2025 (issuances)	February 2025 (issuances)	December 31, 2024
Expected Business Combination date	September 30, 2025	June 30, 2025	June 30, 2025	June 30, 2025
Term	0.25	0.25	0.35-0.37	0.50
Risk free rate	4.32%	4.33%	4.31-4.34%	4.2%
Present value factor	0.99	0.99	0.99	0.98
Probability of Business Combination close	60.0%	60.0%	60.0%	60.0%
Expected Company fully diluted ownership of New EM	73.4%	71.3%	71.3%	71.3%
Additional share allocation percentages	7.90%	1.80%	1.35%	4.75%

A gain on change in fair value of CPU Share Allocation Obligation of $13,259,979 and $10,768,381 was reported as a component of other income, on the accompanying statements of operations for the three and six months ended June 30, 2025, respectively. The related financial instrument was not issued as of June 30, 2024.

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

Note 12 — Related Party Transactions

The Company has entered into transactions with its manager or a company owned solely by its manager for consulting services, reimbursement of travel expenses incurred on behalf of the Company, and issuance of eleven unsecured promissory notes receivable.

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

In July 2025, the Company entered into one additional unsecured promissory note with the manager of the Company in the amount of $200,000 (the “July 2025 Related Party Note”). The July 2025 Related Party Note is non-interest bearing and matures on the earlier of (a) the Closing or (b) December 31, 2025.

On July 29, 2025 and August 7, 2025, the Company filed Post-Effective Amendments to its Registration Statement on Form S-4 relating to the Business Combination. The Registration Statement, as amended, was declared effective by the SEC on August 8, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our financial statements as of and for the three months ended June 30, 2025 and 2024, for the six months ended June 30, 2025 and for the period from February 8, 2024 (inception) to June 30, 2024 and other information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” “the Company” and “EM LLC” generally refer to Evolution Metals LLC.

Business Overview

EM LLC was formed in Delaware in February 2024 to develop a secure, reliable global supply chain for critical minerals and materials (“CMM”), leveraging advanced technologies and strategic consolidation of midstream and downstream manufacturers. The Company will support key industries, such as automotive while driving a sustainable future through efficient processing and the application of cutting edge robotics and artificial intelligence (“AI”).

To achieve this vision, the Company and Welsbach Technology Metals Acquisition Corp., a Delaware company (“WTMA or the “SPAC”) have entered into agreements to acquire the Four Entities (as defined below) critical to the CMM supply chain in order to combine initial capabilities believed to serve as the foundation for the Company’s growth — transforming raw materials into essential components for further manufacturing; recycling lithium batteries; producing materials that are essential feedstocks used in the production of advanced magnets, which include (a) bonded magnets that are vital components in various high-tech applications (including automotive, aerospace, and consumer electronics industries) and (b) sintered magnets that are crucial for high-performance applications (particularly in the defense and aerospace sectors where precision and durability are paramount); developing AI software and machines to drive automation, innovation, and efficiency to reduce labor costs, lower manufacturing reject rates, and automating the quality of control processes. The Operating Companies are expected to include Handa Lab Co., Ltd., a Korean company (“Handa Lab”), KCM Industry Co., Ltd., a Korean company (“KCM”), KMMI INC., a Korean company (“KMMI”), and NS World Co., Ltd., a Korean company (collectively with Handa Lab, KCM and KMMI, the “Four Entities”). Upon completion of the acquisition of the Four Entities, the Company is expected to produce materials annually, including magnets and battery metals to meet the growing global demand driven by the electrification of transportation, the expansion of green energies, advancements in healthcare technologies, military and defense manufacturing, and consumer appliances, among others.

Recent Developments

Recent events impacting our business are as follows:

Merger Agreement with Welsbach Technology Metals Acquisition Corp

On April 1, 2024, the Company entered into an Agreement and Plan of Merger with WTMA, and WTMA Merger Subsidiary LLC, a Delaware limited liability company and direct wholly owned subsidiary of WTMA (“Merger Sub”). On November 6, 2024, the Company, WTMA and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger, as amended by the November 11, 2024 Amendment No 1 to Amended and Restated Agreement and Plan of Merger, the February 10, 2025 Amendment No 2 to Amended and Restated Agreement and Plan of Merger, the March 31, 2025 Amendment No 3 to Amended and Restated Agreement and Plan of Merger, the June 11, 2025 Amendment No. 4 to Amended and Restated Agreement and Plan of Merger, and the July 21, 2025 Amendment No. 5 to Amended and Restated Agreement and Plan of Merger (collectively, the “Amended Merger Agreement”). The Amended Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and resulting in EM LLC being a wholly owned subsidiary of WTMA (the “Merger” and, collectively with the other transactions contemplated by the Amended Merger Agreement, the “Business Combination”). As part of the Business Combination, prior to the Merger, the Company expects to acquire all of the equity interests of each of the Four Entities through a series of transactions, pursuant to which the equity holders of the Four Entities will exchange their equity interests in the Four Entities for EM LLC non-voting common member units, and each of the Four Entities will become a wholly owned subsidiary of the company. EM has entered into definitive share exchange agreements to acquire each of the Four Entities. The consummation of the transactions contemplated by the Amended Merger Agreement are conditioned on the consummation of the acquisition of the Four Entities. After consummation of the Business Combination, WTMA is expected to change its name to Evolution Metals & Technologies Corp. (such post-closing entity is referred to as “New EM”). At closing of the Business Combination (the “Closing”), New EM’s common stock is expected to trade on the Nasdaq Stock Market LLC (“Nasdaq”) (see Note 4). On May 14, 2025, the initial Registration Statement on Form S-4 relating to the Business Combination was declared effective by the SEC and on August 8, 2025, the Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 was declared effective by the SEC. On July 29, 2025 and August 7, 2025, the Company filed Post-Effective Amendments to its Registration Statement on Form S-4 relating to the Business Combination. The Registration Statement, as amended, was declared effective by the SEC on August 8, 2025.

Key terms of the Amended Merger Agreement include, but are not limited to, the following:

●	Each issued and outstanding share of the Company’s voting common member units, nonvoting common member units, and convertible preferred units on an as-converted basis will automatically be cancelled and converted into the right to receive the number of shares of New EM common stock in accordance with the Amended Merger Agreement.

●	Total consideration is estimated to consist of (i) 416,436,066 New EM common stock in exchange for the Company’s voting common member units issued and outstanding immediately prior to the Merger, (ii) 67,413,224 shares of New EM common stock in exchange for the Company’s nonvoting common member units issued and outstanding immediately prior to the Merger, (iii) 109,436,178 shares of New EM common stock in exchange for the Company’s convertible preferred units issued and outstanding immediately prior to the Merger and (iv) cash of $25,000,000.

●	The New EM board of directors after the Closing will consist of five directors, which shall initially include five director nominees designated by the Company and reasonably acceptable to WTMA.

●	Any outstanding options, restricted stock awards and restricted member unit awards of the Company will be converted into the right to receive options, restricted shares, and restricted stock unit awards, respectively, of New EM common stock upon substantially the same terms and conditions.

●	The obligations of the Company to consummate the Merger are conditioned on, among other things, that as of the Closing, New EM would have available to it a positive amount of cash after giving effect to (x) the amount in the WTMA trust account as of the Closing, after deducting the amount required to satisfy WTMA’s obligations to its stockholders (if any) that exercise their rights to redeem all or a portion of their shares of WTMA common stock pursuant to the WTMA charter and certain WTMA and EM LLC transaction expenses, plus (y) the amount of funding actually received by WTMA from its private investment in public equity offering prior to or substantially concurrently with the Closing, plus (z) the aggregate gross proceeds received or to be received by WTMA or EM LLC pursuant to any agreement or arrangement entered into prior to or substantially concurrently with the Closing in connection with the issuance or other grant of any interests of WTMA or EM LLC or any of WTMA’s subsidiaries, if any (the “Minimum Available Cash Condition”). The Minimum Available Cash Condition is for the sole benefit of EM LLC.

●	The Closing is subject to certain conditions, including, but not limited to, the approval of the Company’s voting common member and the approval of the stockholders of WTMA. Holders of WTMA’s public shares will have the opportunity to redeem all or a portion of their public shares for cash in connection with the Business Combination.

In certain circumstances, including if the Merger Agreement has not be consummated by September 30, 2025, either party may elect to terminate the Amended Merger Agreement.

On August 1, 2024, in support of the Business Combination, WTMA and the Company entered into a Term Sheet (the “Term Sheet”) with Broughton Capital Group (“BCG”) for BCG to provide an equity investment of $500.0 million through a private investment in public equity (“PIPE Anchor Equity Investment”) to be consummated concurrently with the closing of the Business Combination. Additionally, the Term Sheet provides that BCG will provide a debt facility (the “Debt Facility”) to New EM, or to a subsidiary of New EM guaranteed by New EM, to be consummated after the closing of the Business Combination. BCG’s commitments under the Term Sheet are subject to further due diligence and the execution of definitive documentation.

In connection with the Amended Merger Agreement, the Company entered into a Sponsor Support and Lock-Up Agreement with WTMA, Welsbach Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”), and certain officers and directors of WTMA (“Sponsor Persons”) on November 6, 2024, as amended on February 10, 2025 (collectively, the “Amended Sponsor Support and Lock-Up Agreement”). Pursuant to the Amended Sponsor Support and Lock-Up Agreement, the Sponsor and Sponsor Persons agreed to, among other things, vote at least 2,237,876 shares of WTMA common stock (as defined within the Amended Sponsor Support and Lock-Up Agreement), or approximately 67.8% of the issued and outstanding shares of WTMA common stock, in favor of the Amended Merger Agreement and the Business Combination. Also pursuant to the Amended Sponsor Support and Lock-Up Agreement, the Sponsor and Sponsor Persons agreed to certain customary lock-up restrictions on their ability to transfer their WTMA common stock and the shares of New EM common stock they will receive at closing of the Business Combination until the third anniversary of the close of the Business Combination.

In connection with the Amended Merger Agreement, the Company also entered into an EM Equityholder Support and Lock-Up Agreement with WTMA and the sole member of the Company on November 6, 2024, which was amended on February 10, 2025 (collectively and as further supplemented, the “Amended EM Equityholder Lock-Up Agreement”). Pursuant to the Amended EM Equityholder Lock-Up Agreement, the sole voting member of the Company agreed to execute and deliver written consents with respect to the Company’s outstanding voting common member units to adopt the Amended Merger Agreement and related transactions, approving the Business Combination. Also pursuant to the Amended EM Equityholder Lock-up Agreement, the holders of the common member units of EM LLC agreed to certain customary lock-up restrictions on their ability to transfer their EM LLC common units and the shares of New EM common stock they will receive at closing of the Business Combination until the third anniversary of the close of the Business Combination.

Issuance of Note Receivables and Note Receivables — Related Party

In March 2024, June 2024, September 2024, December 2024, March 2025 and June 2025, the Company entered into unsecured promissory notes with the Sponsor in the amounts of $373,737, $177,773, $192,068, $448,287, $474,490 and $286,259, respectively (the “WTMA Sponsor Notes”). The WTMA Sponsor Notes are non-interest bearing and mature on the earlier of the (a) Closing or (b) liquidation of WTMA. For the three months ended June 30, 2025 and 2024, allowances for credit loss of $143,129 and $275,755, respectively, and for the six months ended June 30, 2025 and for the period from February 8, 2024 (inception) to June 30, 2024, allowances for credit loss of $380,374 and $275,755, respectively, related to the WTMA Sponsor Notes were included in the accompanying statements of operations. At June 30, 2025 and December 31, 2024, the balance of the WTMA Sponsor Notes of $976,307 and $595,933, respectively, is recorded net of allowance for credit losses of $976,307 and $595,933, respectively.

In January 2025, February 2025, March 2025, April 2025 and May 2025 the Company entered into six unsecured promissory notes receivable with the manager of the Company in the amount of $502,000, $250,000, $620,000, $308,000, $565,201 and $250,000, respectively (collectively, the “2025 Related Party Notes”). The 2025 Related Party Notes are non-interest bearing and mature on the earlier of (a) the Closing or (b) December 31, 2025. For the three months ended June 30, 2025 and 2024, allowances for credit losses of $407,601 and $0, respectively, and for the six months ended June 30, 2025 and for the period from February 8, 2024 (inception) to June 30, 2024, allowances for credit losses of $1,247,601 and $0, respectively, related to the Related Party Notes were included in the accompanying statements of operations. At June 30, 2025 and December 31, 2024, the balance of the Related Party Notes of $2,872,451 and $1,624,850, respectively, is recorded net of allowance for credit losses of $2,872,451 and $1,624,850, respectively.

In July 2025, the Company entered into one additional unsecured promissory note with the manager of the Company in the amount of $200,000 (the “July 2025 Related Party Note”). The July 2025 Related Party Note is non-interest bearing and mature on the earlier of (a) the Closing or (b) December 31, 2025.

Issuance of convertible preferred units

During the six months ended June 30, 2025, the Company issued convertible preferred units in exchange for $1.00 per unit as follows:

	Convertible preferred units	Gross proceeds
January 2025	500,000	500,000
February 2025	2,700,000	2,700,000
March 2025	3,850,000	3,850,000
Total	7,050,000	$7,050,000

Results of Operations for the three months ended June 30, 2025 and 2024, for the six months ended June 30, 2025 and for the period from February 8, 2024 (inception) to June 30, 2024.

As of June 30, 2025, the Company has not generated any revenue. Since inception, the Company’s expenses are associated with start-up and costs related to the potential Business Combination as described above.

The following table summarizes our financial results for the three months ended June 30, 2025 and 2024, for the six months ended June 30, 2025 and for the period from February 8, 2024 (inception) to June 30, 2024:

			For the Six Months	For the Period from February 8, 2024 (inception)
	For the Three Months Ended June 30,		Ended June 30,	to June 30,
	2025	2024	2025	2024
OPERATING EXPENSES
General and administrative	$1,673,241	$705,894	$3,523,990	$855,800
Sales and marketing	143,883	8,141	268,127	8,141
Loss from operations	(1,817,124)	(714,035)	(3,792,117)	(863,941)
Total other expenses, net	(38,398,372)	(2,749,052)	(54,432,906)	(2,749,052)
Net loss	$(40,215,496)	$(3,463,087)	$(58,225,023)	$(3,612,993)

General and administrative

For all periods presented, general and administrative expenses consist primarily of legal fees, consulting fees and travel expenses associated with start-up expenditures and costs related to the potential Business Combination.

Sales and marketing

For all periods presented, sales and marketing expenses consist mainly of costs of awareness and marketing efforts in anticipation of the Business Combination.

Total other expenses, net

For the three months ended June 30, 2025, total other expenses, net consists primarily of re-measurement losses associated with the change in fair value of embedded derivative liabilities associated with certain convertible preferred unit issuances of $33,457,448, an allowance for credit losses associated with our receivables of $5,466,503, partially offset by interest income earned on our cash and interest bearing receivables of $525,579 and $1,703, respectively.

For the six months ended June 30, 2025, total other expenses, net consists primarily of re-measurement losses associated with the change in fair value of embedded derivative liabilities associated with certain convertible preferred unit issuances of $48,521,295, an allowance for credit losses associated with our receivables of $6,776,691, partially offset by interest income earned on our cash and interest bearing receivables of $1,018,616 and other income of $250,000 realized on the forgiveness of our payables.

For the three months ended June 30 2024 and the period from February 8, 2024 (inception) to June 30, 2024, total other expenses, net consists primarily of an allowance for credit losses associated with our receivables of $2,750,755, partially offset by interest income earned on our cash and interest bearing receivables of $1,703.

Liquidity and Going Concern

Historically, the Company’s primary sources of liquidity have been cash flows from issuance of convertible preferred units. The Company reported a net loss of $58,225,023 for the six months ended June 30, 2025. As of June 30, 2025, the Company had an aggregate cash balance of $1,614,314 and, a net working capital deficit of $112,837,973. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of the unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements are available to be issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flows for the six months ended June 30, 2025 and the period from February 8, 2024 (inception) to June 30, 2024

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and the period from February 8, 2024 (inception) to June 30, 2024:

	For the Six Months ended June 30, 2025	For the period from February 8, 2024 (inception) to June 30, 2024
Net cash used in operating activities	$(4,461,940)	$(650,922)
Net cash used in investing activities	$(3,055,949)	$(4,583,294)
Net cash provided by financing activities	$6,517,493	$5,730,104

Net cash used in operating activities

For the six months ended June 30, 2025, net cash used in operating activities was $4,461,940 as a result of expenditure for the day-to-day operations of the Company. Included within this net cash used in operating activities are the non-cash expenses associated with recording derivative liabilities at fair value at issuance and re-measuring these derivative liabilities to fair value at the reporting period end as well as the allowance for credit losses.

For the period from February 8, 2024 (inception) June 30, 2024, net cash used in operating activities was $650,922 as a result of expenditure for the day-to-day operations of the Company as well as allowance for credit losses.

Net cash used in investing activities

For the six months ended June 30, 2025, net cash used in investing activities was $3,055,949 as a result of the Company’s issuance of note receivables and convertible note receivables totaling $3,255,949, partially offset by a $200,000 collection on a note receivables.

For the period from February 8, 2024 (inception) June 30, 2024, net cash used in investing activities was $4,583,294 as a result of the Company’s issuance of note receivables, notes receivables - related party, and convertible notes receivables.

Net cash flows provided by financing activities

For the six months ended June 30, 2025, net cash provided by financing activities was $6,517,493 as a result of proceeds from issuance of convertible preferred units of $7,050,000, partially offset by payments for deferred transaction costs of $532,507.

For the period from February 8, 2024 (inception) June 30, 2024, net cash provided by financing activities was $5,730,104 as a result of proceeds from issuance of convertible preferred units and common member units.

Off balance sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

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

Convertible Notes Receivable: Convertible notes receivable consists of convertible promissory notes that can convert into a privately held company’s equity securities at the Company’s election and was accounted for as receivables in the scope of ASC 310, “Receivables”, which was initially recorded at present value and subsequently re-measured at amortized cost. The notes did not meet the definition of a debt security in the scope of ASC 320, “Investments — Debt Securities” (“ASC 320”). Convertible notes receivable is reported net of allowances for credit losses on the accompanying balance sheets.

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

meet the criteria to be accounted for as a liability in accordance with ASC 480 were reported at fair value at issuance and re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying statements of operations;

●	do not meet the criteria to be accounted for as a liability in accordance with ASC 480 and do not meet the criteria to be accounted for as equity in accordance with ASC 815 are accounted for as a liability and were reported at fair value at issuance and re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying statements of operations;

●	meet the criteria of a liability-classified share-based payment transaction in accordance with ASC 718 were measured based on the fair value of the transaction on the date of grant and remeasured to fair value each reporting period until settlement.

Agreements where multiple financial instruments are identified that would individually warrant separate accounting as a derivative instrument are bundled together as a single, compound embedded derivative that is bifurcated and accounted for separately from the host contract in accordance with ASC 815.

Allowance for Credit Losses: The Company recognizes an allowance for credit losses on notes receivable, convertible notes receivable and notes receivable — related party in an amount equal to the estimated probable losses net of recoveries. The Company currently monitors financial conditions of the companies from which it has notes receivable, convertible notes receivable and notes receivable — related party on a continuing basis. After considering current economic conditions and specific and financial stability of its note receivable, convertible notes receivable and notes receivable — related party counterparties, an allowance for credit losses is maintained in the balance sheets at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. The Company’s policy is to write off past-due accrued interest receivable in a timely manner, and as such, the Company elected not to measure an allowance for credit losses for accrued interest receivable on notes receivables outstanding. Notes receivable and notes receivable — related party are carried at amortized cost, net of allowances for credit losses. Amortized cost approximated book value as June 30, 2025. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements are based on the current expectations and beliefs of the management of EM LLC and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: EM LLC is a newly formed company with no operating history or revenue; EM LLC’s ability to complete business combinations in accordance with its business strategy, including, but not limited to, the proposed Business Combination; the risk that the consummation of the proposed Business Combination is significantly delayed; the ability to recognize the anticipated benefits of the proposed Business Combination; the risk that the announcement and consummation of the proposed Business Combination disrupts EM LLC’s current plans; following the closing of the proposed Business Combination, New EM’s ability to successfully integrate the business and operations of EM LLC and the Four Entities (the “Target Companies”) into its ongoing business operations and realize the intended benefits of New EM’s acquisition of the Target Companies; New EM’s ability to develop and operate its planned battery recycling facility that is tailored specifically to integrate with its downstream multi-feedstock processing facility; New EM’s ability to source sufficient volumes of spent lithium-ion batteries from third parties; unexpected costs related to the proposed Business Combination; expectations regarding New EM’s strategies and future financial performance, including future business plans, expansion and acquisition plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, product and service acceptance, market trends, liquidity, cash flows and uses of cash, capital expenditures, and New EM’s ability to invest in growth initiatives; satisfaction or waiver (if applicable) of the conditions to the proposed Business Combination, including, among other things, approval of the proposed Business Combination and related agreements and transactions; the occurrence of any other event, change or other circumstances that could give rise to the termination of the Amended Merger Agreement; the implementation, market acceptance and success of New EM’s business model and growth strategy; the ability to obtain or maintain the listing of New EM’s common stock on Nasdaq following the proposed Business Combination; the success in retaining or recruiting, or changes required in, New EM’s officers, key employees or directors following the completion of the proposed Business Combination; the impact of the regulatory environment and complexities with compliance related to such environment, including New EM’s ability to meet, and continue to meet, applicable regulatory requirements; New EM’s ability to execute its business plan, including with respect to its technical development and commercialization of products, and its growth and go-to-market strategies; New EM’s ability to achieve sustained, long-term profitability and commercial success; operational risks, including with respect to New EM’s use of agents or resellers in certain jurisdictions, New EM’s ability to scale up its manufacturing quantities of its products, New EM’s outsourcing of manufacturing and such manufacturers’ ability to satisfy New EM’s manufacturing needs on a timely basis, the availability of components or raw materials used to manufacture New EM’s products and New EM’s ability to process customer order backlog; New EM’s revenue deriving from a limited number of customers; geopolitical risk and changes in applicable laws or regulations, including with respect to New EM’s planned operations outside of the U.S. and Korea; New EM’s ability to attract and retain talented personnel; New EM’s ability to compete with companies that have significantly more resources; New EM’s ability to meet certain certification and compliance standards; New EM’s ability to protect its intellectual property rights and ability to protect itself against potential intellectual property infringement claims; the outcome of any known and unknown litigation and regulatory proceedings, including any proceedings that may be instituted against EM LLC following announcement of the proposed Business Combination; and other factors detailed under the section entitled “Risk Factors” in the registration statement, as amended, filed with the Securities and Exchange Commission on Form S-4 (Registration No. 333-283119). Should one or more of these risks or uncertainties materialize or should any of the assumptions made by the management of EM LLC prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Except to the extent required by applicable law or regulation, EM LLC undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Responsibilities for Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s controls over financial reporting are designed under the supervision of the Company’s Manager, in his capacities as the principal executive officer and principal financial officer (the “Certifying Officer”), to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the Company’s management, including the Company’s Certifying Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of June 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, the Certifying Officer, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of June 30, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

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

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in the Post-Effective Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025, as well as any changes to such risk factors or additional risk factors disclosed from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth unregistered sales of equity securities in the period covered by this Quarterly Report on Form 10-Q.

Date	Description	Number	Purchaser	Aggregate Offering Price (US$)	Consideration	Exemption
May 2025	Non-Voting Common Member Units	900,000	Existing Common Member Unit Holder	—	900,000 Voting Common Member Units	(A)

A – The Non-Voting Common Member Units were issued to the existing common member unit holder of EM LLC in exchange for an equal number of Voting Common Member Units, pursuant to the exemption from the registration requirements under the United States Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(9) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) The Manager has not adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

ITEM 6. EXHIBITS.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1¥	Amended and Restated Agreement and Plan of Merger, dated November 6, 2024, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
2.2¥	Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated November 11, 2024, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
2.3¥	Amendment No. 2 to Amended and Restated Agreement and Plan of Merger, dated February 10, 2024, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals (incorporated by reference to Exhibit 2.3 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
2.4¥	Amendment No. 3 to Amended and Restated Agreement and Plan of Merger, dated March 31, 2025, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals (incorporated by reference to Exhibit 2.4 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
2.5¥	Amendment No. 4 to Amended and Restated Agreement and Plan of Merger, dated June 11, 2025, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals (incorporated by reference to Exhibit 2.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K (File No. 001-41183), filed with the SEC on June 13, 2025).
2.6¥	Amendment No. 5 to Amended and Restated Agreement and Plan of Merger, dated July 21, 2025, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals (incorporated by reference to Exhibit 2.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K (File No. 001-41183), filed with the SEC on August 5, 2025).
3.1	Certificate of Formation of Evolution Metals LLC (incorporated by reference to Exhibit 3.8 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).
3.2	Company Operating Agreement of Evolution Metals LLC (incorporated by reference to Exhibit 3.9 to Amendment No. 4 to Registration Statement on Form S-4/A (Registration No. 333-283119) of Welsbach Technology Metals Acquisition Corp., filed with the SEC on May 12, 2025).

3.3	Amendment to Company Operating Agreement of Evolution Metals LLC, dated May 16, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-283119-05), filed with the SEC on June 13, 2025).
4.1	Specimen Membership Unit Certificate of Evolution Metals LLC. (included in Exhibit 3.2 hereto).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

¥	Certain of the exhibits and/or schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLUTION METALS LLC

Date: August 19, 2025	By:	/s/ David Wilcox
	Name:	David Wilcox
	Title:	Manager
(Principal Executive Officer and Principal Financial Officer)