Form 10-Q
period 2025-09-30
Evolution Metals LLC
filed 2025-11-18
CIK 2043020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 17, 2025, there were 100,000 member units, voting and 900,000 member units, non-voting, par value $0.0001 per unit, of the registrant issued and outstanding.

EVOLUTION METALS LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page

	PART 1 – Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements:	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2025 and 2024, for the nine months ended September 30, 2025 and for the period from February 8, 2024 (inception) to September 30, 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Members’ Deficit for the three and nine months ended September 30, 2025, the three months ended September 30, 2024 and the period from February 8, 2024 (inception) to September 30, 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and for the period from February 8, 2024 (inception) to September 30, 2024 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	26
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
	SIGNATURES	30

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

EVOLUTION METALS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,287,235	$2,614,710
Prepaid expenses and other current assets	44,387	23,191
Notes receivable, current, net	1,363,449	957,717
Notes receivable, related party, net	2,972,451	1,624,850
Convertible notes receivable, net	—	1,981,420
Total current assets	20,667,522	7,201,888
Deferred transaction costs	8,609,608	3,994,751
Notes receivable, net of current portion, net	—	4,500,000
TOTAL ASSETS	$29,277,130	$15,696,639

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable	$4,806,528	$1,523,278
Accrued expenses	40,086	84,337
July Investment Agreement Derivative (Note 8)	118,523,292	53,231,638
CPU Share Allocation Obligations (Note 8)	9,603,496	10,231,516
Total current liabilities	132,973,402	65,070,769
TOTAL LIABILITIES	132,973,402	65,070,769

COMMITMENTS AND CONTINGENCIES (NOTE 11)

MEMBERS’ DEFICIT
Member units, voting, $0.0001 par value; unlimited units authorized as of September 30, 2025 and December 31, 2024; 100,000 and 1,000,000 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	10	100
Member units, non-voting, $0.0001 par value; unlimited units authorized as of September 30, 2025; 900,000 and 0 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	90	—
Convertible preferred units, $0.0001 par value; unlimited units authorized as of September 30, 2025 and December 31, 2024, 58,830,021 and 35,230,021 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	25,591,383	9,587,352
Accumulated deficit	(129,288,622)	(58,961,582)
Accumulated other comprehensive income	867	—
TOTAL MEMBERS’ DEFICIT	(103,696,272)	(49,374,130)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$29,277,130	$15,696,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months		For the Nine Months Ended	For the Period from February 8, 2024 (inception) to
	Ended September 30,		September 30,	September 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$1,615,394	$680,440	$5,139,384	$1,536,240
Sales and marketing	73,677	—	341,804	8,141
Loss from operations	(1,689,071)	(680,440)	(5,481,188)	(1,544,381)

Other income (expense):
Change in fair value of CPU Share Allocation Obligations	(2,140,856)	(5,600)	8,627,525	(5,600)
Change in fair value of July Investment Agreement Derivative	(6,001,978)	(12,005,663)	(65,291,654)	(12,005,663)
Day one loss on CPU Share Allocation Obligations	—	—	(403,536)	—
Day one loss on July Investment Agreement Derivatives	—	(20,160,319)	—	(20,160,319)
Interest income	528,858	46,740	1,547,474	48,443
Allowance for credit losses	(2,798,970)	(11,396,034)	(9,575,661)	(14,146,789)
Other income	—	—	250,000	—
Total other expense, net	(10,412,946)	(43,520,876)	(64,845,852)	(46,269,928)

Net loss	$(12,102,017)	$(44,201,316)	$(70,327,040)	$(47,814,309)
Other comprehensive income (loss):
Foreign currency translation adjustment	867	—	867	—
Total other comprehensive income	867	—	867	—
Comprehensive loss	$(12,101,150)	$(44,201,316)	$(70,326,173)	$(47,814,309)

Weighted average participating member units, basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000
Net loss per participating member units, basic and diluted	$(12.10)	$(44.20)	$(70.33)	$(47.81)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Member Units, Voting		Member Units, Non -Voting		Convertible Preferred Units		Subscription	Accumulated	Accumulated Other Comprehensive	Members’
	Units	Amount	Units	Amounts	Units	Amount	Receivable	Deficit	Income	Deficit
Balance, January 1, 2025	1,000,000	$100	—	$—	35,230,021	$9,587,352	$—	$(58,961,582)	$	$(49,374,130)
Issuance of convertible preferred units	—	—	—	—	7,050,000	2,750,000	(1,500,000)	—	—	1,250,000
Net loss	—	—	—	—	—	—	—	(18,009,527)	—	(18,009,527)
Balance, March 31, 2025	1,000,000	100	—	—	42,280,021	12,337,352	(1,500,000)	(76,971,109)	—	(66,133,657)
Subscription proceeds received	—	—	—	—	—	—	1,500,000	—	—	1,500,000
Conversion of member units, voting to member units, non-voting	(900,000)	(90)	900,000	90	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(40,215,496)	—	(40,215,496)
Balance, June 30, 2025	100,000	10	900,000	90	42,280,021	12,337,352	—	(117,186,605)	—	(104,849,153)
Issuance of convertible preferred units	—	—	—	—	16,550,000	13,254,031	—	—	—	13,254,031
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	867	867
Net loss	—	—	—	—	—	—	—	(12,102,017)	—	(12,102,017)
Balance, September 30, 2025	100,000	$10	900,000	$90	58,830,021	$25,591,383	$—	$(129,288,622)	$867	$(103,696,272)

FOR THE PERIOD FROM FEBRUARY 8, 2024 (INCEPTION) TO SEPTEMBER 30, 2024

	Member Units, Voting		Convertible Preferred Units		Accumulated	Members’ Equity
	Units	Amount	Units	Amount	Deficit	(Deficit)
Balance, February 8, 2024 (inception)	—	$—	—	$—	$—	$—
Issuance of member units, voting	1,000,000	100	—	—	—	100
Issuance of convertible preferred units	—	—	1,100,003	1,100,003	—	1,100,003
Net loss	—	—	—	—	(149,906)	(149,906)
Balance, March 31, 2024	1,000,000	100	1,100,003	1,100,003	(149,906)	950,197
Issuance of convertible preferred units	—	—	4,630,001	4,630,001	—	4,630,001
Net loss	—	—	—	—	(3,463,087)	(3,463,087)
Balance, June 30, 2024	1,000,000	100	5,730,004	5,730,004	(3,612,993)	2,117,111
Issuance of convertible preferred units	—	—	19,600,017	1,692,144	—	1,692,144
Net loss	—	—	—	—	(44,201,316)	(44,201,316)
Balance, September 30, 2024	1,000,000	$100	25,330,021	$7,422,148	$(47,814,309)	$(40,392,061)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2025	For the Period from February 8, 2024 (inception) to September 30, 2024
Cash flows from operating activities
Net loss	$(70,327,040)	$(47,814,309)
Adjustments to reconcile net loss to net cash used in operating activities
Allowances for credit losses	9,575,661	14,146,789
Day one loss on CPU Share Allocation Obligations	403,536	—
Day one loss on July Investment Agreement Derivatives	—	20,160,319
Change in fair value of CPU Share Allocation Obligations	(8,627,525)	5,600
Change in fair value of July Investment Agreement Derivative	65,291,654	12,005,663
Paid in kind - interest	(1,482,909)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(21,196)	(25,000)
Accounts payable	(480,292)	141,291
Accrued expenses	(44,251)	68,403
Net cash used in operating activities	(5,712,362)	(1,311,244)

Cash flows from investing activities
Issuance of notes receivable	(867,464)	(7,275,362)
Acquisition of notes receivable	(2,000)	—
Collection of notes receivable	200,000	—
Issuance of notes receivable, related party	(2,695,201)	(2,500,000)
Issuance of convertible notes receivable	—	(12,500,000)
Net cash used in investing activities	(3,364,665)	(22,275,362)

Cash flows from financing activities
Proceeds from issuance of convertible preferred units	23,600,000	7,830,005
Proceeds from July Investment Agreement	—	17,500,017
Proceeds from issuance of member units	—	100
Payments for deferred transaction costs	(851,315)	(319,821)
Net cash provided by financing activities	22,748,685	25,010,301
Effect of exchange rate changes on cash	867	—
Net change in cash	13,672,525	1,423,695
Cash, beginning of period	2,614,710	—
Cash, end of period	$16,287,235	$1,423,695

Supplemental cash flow information:
Taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Fair value of CPU Share Allocation Obligations issued in connection with issuance of certain convertible preferred units	$7,999,505	$407,857
Fair value of July Investment Agreement Derivative issued in connection with issuance of certain convertible preferred units	$—	$17,500,017
Deferred transaction costs included within accounts payable and accrued expenses	$3,763,542	$321,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

To achieve this vision, the Company entered into equity purchase agreements during 2024 to acquire a controlling equity interest in four separate Korean entities (collectively, the “Four Entities”) critical to the CMM supply chain in order to combine initial capabilities believed to serve as the foundation for the Company’s growth — transforming raw materials into essential components for further manufacturing; recycling lithium batteries; producing materials that are essential feedstocks used in the production of advanced magnets, which include (a) bonded magnets that are vital components in various high-tech applications (including automotive, aerospace, and consumer electronics industries) and (b) sintered magnets that are crucial for high-performance applications (particularly in the defense and aerospace sectors where precision and durability are paramount); developing AI software and machines to drive automation, innovation, and efficiency to reduce labor costs, lower manufacturing reject rates, and automating the quality of control processes.

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

Note 2 — Liquidity and Going Concern

Historically, the Company’s primary sources of liquidity have been cash flows from issuance of convertible preferred units. The Company reported a net loss of $70,327,040 for the nine months ended September 30, 2025. As of September 30, 2025, the Company had an aggregate cash balance of $16,287,235, and a net working capital deficit of $112,305,880. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these unaudited condensed consolidated financial statements are available to be issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements filed with the Post-Effective Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 7, 2025.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company’s most significant assumptions and estimates relate to the determination of whether an acquired asset in an acquisition transaction meets the definition of a business, the estimation of the allowance for credit losses, fair value of the July Investment Agreement Derivative, and the fair value of the CPU Share Allocation Obligation, which includes the post-money valuation of the Company, (see Note 8). These estimates are based on assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates.

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

Assets and liabilities are translated using the exchange rate in effect as of the balance sheet date. Expenses are translated using the average exchange rates in effect for the periods presented. The effects of translating these unaudited condensed consolidated financial statements from functional currency to reporting currency are recorded in accumulated other comprehensive income or loss as a component of member’s equity. For the three and nine months ended September 30, 2025, a translation gain of $867 was recognized.

Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income, net in the unaudited condensed consolidated statements of operations and comprehensive loss using the average exchange rates in effect during the period.

Segment Information: Accounting Standards Codification (“ASC”) subtopic 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the manager, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics including operating expenses and cash and cash equivalents. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Operating expenses, inclusive of general and administrative costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations until the Business Combination closes. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The categories of operating expenses, as reported on the unaudited condensed consolidated statements of operations and comprehensive loss, are the significant segment expenses provided to the CODM on a regular basis.

Cash and Cash Equivalents: The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution and notes receivables. Cash accounts in a financial institution may at times exceed the Federal Depository Insurance Corporation limit. The amount over these insured limits as of September 30, 2025 was $16,022,509. As of September 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

The Company’s financial instruments with a carrying value that approximates fair value consist of cash and cash equivalents, prepaid and other current assets, notes receivable, convertible notes receivable, accounts payable and accrued expenses because of the short-term nature or expected settlement dates of these instruments. The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, the July Investment Agreement Derivative (see Note 8) and the CPU Share Allocation Obligations (see Note 8).

Notes Receivable: Notes receivable consists of secured and unsecured promissory notes with no conversion features and was accounted for as receivables in the scope of ASC 310, “Receivables” (“ASC 310”), which was initially recorded at present value and subsequently re-measured at amortized cost (see Note 5). Notes receivable is reported net of an allowance for credit losses on the accompanying condensed consolidated balance sheets.

Convertible Notes Receivable: Convertible notes receivable consists of convertible promissory notes that can convert into a privately held company’s equity securities at the Company’s election and was accounted for as receivables in the scope of ASC 310, “Receivables”, which was initially recorded at present value and subsequently re-measured at amortized cost (see Note 6). The notes did not meet the definition of a debt security in the scope of ASC 320, “Investments – Debt Securities” (“ASC 320”). Convertible notes receivable were reported net of an allowance for credit losses on the accompanying condensed consolidated balance sheets.

Allowance for Credit Losses: The Company recognizes an allowance for losses on notes receivable, convertible notes receivable and notes receivable – related party (collectively, the “Outstanding Receivables”) in an amount equal to the estimated probable losses net of recoveries. The Company currently monitors financial conditions of the companies it has Outstanding Receivables owed from on a continuing basis. After considering current economic conditions and financial stability of its Outstanding Receivables counterparties, an allowance for credit losses is maintained in the condensed consolidated balance sheets at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. The Company’s policy is to write off past-due accrued interest receivable by measuring an allowance for credit losses for accrued interest receivable on Outstanding Receivables balance. Outstanding Receivables are carried at amortized cost, net of allowances for credit losses. Amortized cost approximated book value as of September 30, 2025 and December 31, 2024. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance.

Convertible Preferred Units: Convertible preferred units consist of preferred units issued with either (i) an option to convert into New EM common shares at the option of the holders or (ii) automatic conversion into New EM Common Stock ninety days after closing of the Business Combination. (see Note 4). The convertible preferred units are accounted for as permanent equity in the scope of ASC 815, “Derivatives and Hedging” (“ASC 815”) and recorded at fair value which is representative of the proceeds received (see Note 9).

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

●	meet the criteria to be accounted for as a liability in accordance with ASC 480 were reported at fair value at issuance and were re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss;

●	do not meet the criteria to be accounted for as a liability in accordance with ASC 480 and do not meet the criteria to be accounted for as equity in accordance with ASC 815 are accounted for as a liability and were reported at fair value at issuance and were re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss;

●	meet the criteria of a liability-classified share-based payment transaction in accordance with ASC 718 were measured based on the fair value of the transaction on the date of grant and remeasured to fair value each reporting period until settlement or cancellation.

Agreements where multiple financial instruments are identified that would individually warrant separate accounting as a derivative instrument are bundled together as a single, compound embedded derivative that is bifurcated and accounted for separately from the host contract in accordance with ASC 815.

Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”), which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company did not record impairment losses during the periods presented in these unaudited condensed consolidated financial statements.

Business Combinations and Asset Acquisitions: The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore should be accounted for as a business combination, or if the transaction should be accounted for as an asset acquisition.  Under ASC 805, “Business Combinations”, an acquisition does not qualify as a business when substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets. If the Company determines that the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, the Company further considers whether the acquisition includes, at a minimum, inputs and processes that have the ability to create outputs in the form of revenue. If the assets acquired meet this criteria, the transaction is accounted for as a business combination.

The Company accounts for acquisitions that qualify as asset acquisitions utilizing a cost accumulation model whereby the purchase price of the acquisition is allocated to the assets acquired on a relative fair value basis on the date of acquisition. Inputs used to determine such fair values are primarily based upon internally developed models, publicly-available information, a risk-adjusted discount rate and/or publicly-available data regarding transactions consummated by other market participants, as applicable.

The Company accounts for business combinations under the acquisition method of accounting under ASC 805, whereby identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.

Transaction-related costs related to asset acquisitions are capitalized as part of the cost basis of the acquired assets. Transaction-related expenses and restructuring costs that are deemed to be part of an acquisition of a business are expensed as incurred.

Deferred Transaction Costs: Commissions, legal fees and other costs that are direct and incremental costs directly related to the contemplated business combination transaction (See Note 4) are capitalized as deferred transaction costs until the consummation of the transaction. The costs will be reclassified to additional paid-in capital upon the closing of the transaction. If the transaction does not close, these transaction costs will be written off to general and administrative expenses at such time the transaction is determined to be unsuccessful. As of September 30, 2025 and December 31, 2024, deferred transaction costs totaling $8,609,608 and $3,994,751, respectively, are recorded on the accompanying condensed consolidated balance sheets related to the anticipated business combination (see Note 4).

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

Diluted net loss per unit is computed similar to basic net loss per unit except that the denominator is increased to include the potential dilutive effect of member unit equivalents on the average number of member units outstanding during the period. As of September 30, 2025 and 2024, there are no potentially dilutive securities currently issued and outstanding.

Income Taxes: As of September 30, 2025, the Company is a limited liability company treated as a disregarded entity for federal and state tax purposes with all income tax liabilities and benefits of the Company being passed through to the holders of member units. As such, no recognition of federal or state income taxes for the Company has been provided for in the accompanying unaudited condensed consolidated financial statements.

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

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flow

Note 4 — Proposed Business Combination

Merger Agreement with Welsbach Technology Metals Acquisition Corp

Key terms of the Amended Merger Agreement include, but are not limited to, the following:

●	Each issued and outstanding share of the Company’s voting member units, nonvoting member units, and convertible preferred units on an as-converted basis will automatically be cancelled and converted into the right to receive the number of shares of New EM common stock in accordance with the Amended Merger Agreement.

●	Total consideration is estimated to consist of (i) 416,436,066 New EM common stock in exchange for the Company’s voting member units issued and outstanding immediately prior to the Merger, (ii) 67,413,224 shares of New EM common stock in exchange for the Company’s nonvoting member units issued and outstanding immediately prior to the Merger, and (iii) 109,436,178 shares of New EM common stock in exchange for the Company’s convertible preferred units issued and outstanding immediately prior to the Merger.

●	The New EM board of directors after the Closing will consist of six directors, which shall initially include six director nominees designated by the Company and reasonably acceptable to WTMA.

●	The obligations of the Company to consummate the Merger are conditioned on, among other things, that as of the Closing, New EM would have available to it a positive amount of cash after giving effect to (x) the amount in the WTMA trust account as of the Closing, after deducting the amount required to satisfy WTMA’s obligations to its stockholders (if any) that exercise their rights to redeem all or a portion of their shares of WTMA common stock pursuant to the WTMA charter and certain WTMA and EM LLC transaction expenses, plus (y) the amount of funding actually received by WTMA from its private investment in public equity offering prior to or substantially concurrently with the Closing, plus (z) the aggregate gross proceeds received or to be received by WTMA or EM LLC pursuant to any agreement or arrangement entered into prior to or substantially concurrently with the Closing in connection with the issuance or other grant of any interests of WTMA or EM LLC or any of WTMA’s subsidiaries, if any (the “Minimum Available Cash Condition”). The Minimum Available Cash Condition is for the sole benefit of EM LLC.

●	The Closing is subject to certain conditions, including, but not limited to, the approval of the Company’s voting member and the approval of the stockholders of WTMA. Holders of WTMA’s public shares will have the opportunity to redeem all or a portion of their public shares for cash in connection with the Business Combination.

In certain circumstances, including if the Business Combination has not been consummated by December 30, 2025, either party may elect to terminate the Amended Merger Agreements.

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

In connection with the Amended Merger Agreement, the Company also entered into an EM Equityholder Support and Lock-Up Agreement with WTMA and the sole member of the Company on November 6, 2024 and amended on February 10, 2025 (collectively and as further supplemented, the “Amended EM Equityholder Lock-Up Agreement”). Pursuant to the Amended EM Equityholder Lock-Up Agreement, the sole voting member of the Company agreed to execute and deliver written consents with respect to the Company’s outstanding voting member units to adopt the Amended Merger Agreement and related transactions, approving the Business Combination. Also pursuant to the Amended EM Equityholder Lock-up Agreement, the holders of the member units of EM LLC agreed to certain customary lock-up restrictions on their ability to transfer their EM LLC common units and the shares of New EM common stock they will receive at closing of the Business Combination until the third anniversary of the close of the Business Combination.

During the period from February 8, 2024 (inception) to December 31, 2024, the Company entered into seven agreements to acquire controlling interests in seven different entities in connection with the Business Combination. Two of these agreements were terminated as of December 31, 2024, one of these agreements was terminated as of July 3, 2025, and the remaining agreements with four entities were terminated and replaced with share exchange agreements between each of the four Korean companies and a subsidiary of the Company (“EMT Sub”). Each share exchange agreement is conditional upon the closing of the Business Combination. Under the share exchange agreements with the Four Entities, EMT Sub would acquire the following shares of each target’s common stock in exchange for the following number of non-voting EM LLC member units to be contributed to EMT Sub by EM LLC:

Target	Shares of Target’s common stock	Exchange Ratio	EM Units	Value
NS World, Co., Ltd. (“NSW”)	289,055	0.009427	2,725	$12,970,000
Handa Lab Co., Ltd. (“Handa”)	380,800	0.004138	1,576	$7,500,000
KCM Industry Co., Ltd. (“KCM”)	21,666	0.1396	3,026	$14,400,000
KMMI, Inc.(“KMMI”)	22,080	0.4187	9,244	$44,000,000

The share exchange agreements were approved by the shareholders of the four Korean domiciled companies on June 2, 2025, with no dissenting shareholders. The EM Units subject to the share exchange agreements (and corresponding shares of New EM common stock) are subject to the terms of shareholder lock-up agreements that end on the third anniversary of the close of the Business Combination.

During the three and nine months ended September 30, 2025, the Company has incurred and paid $654,507 and $1,248,700, respectively, in connection with the audit, accounting and legal fees of the seven entities for which agreements were entered into. The Company has not incurred or paid any amounts in connection with the audit, accounting and legal fees of the seven entities for which agreements were entered into during the three months ended September 30, 2024 or the period from February 8, 2024 (inception) to September 30, 2024.

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

In September 2024, the Company entered into a Transactional Advance Agreement (“CMR Advance Agreement”) with CMR. Under the CMR Advance Agreement, the Company agreed to advance CMR $12,000,000 in three installments in connection with the contemplated acquisition of CMR. During the year ended December 31, 2024, a total of $9,000,000 was advanced to CMR under the terms of the CMR Advance Agreement. Prior to the termination of the March 2025 Merger Agreement, the Company recorded an allowance for credit losses on this amount of $4,500,000. For the three and nine months ended September 30, 2025, allowances for credit loss of $0 and $4,500,000, respectively, were included in the accompanying condensed consolidated statements of operations and comprehensive loss in light of the termination of the March 2025 Merger Agreement effective July 3, 2025 in order to fully reserve for the monies advanced under the CMR Advance Agreement.

Note 5 — Notes Receivable

During 2025, the Company entered into unsecured promissory notes with the Sponsor totaling $867,464 (together with the unsecured promissory notes issued during 2024, the “WTMA Sponsor Notes”). The WTMA Sponsor Notes are non-interest bearing and mature on the earlier of the (a) Closing or (b) liquidation of WTMA.

For the three months ended September 30, 2025 and 2024, allowances for credit loss of $53,358 and $96,034, respectively, related to the WTMA Sponsor Notes were included in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2025 and for the period from February 8, 2024 (inception) to September 30, 2024, allowances for credit loss of $433,732 and $371,879, respectively, related to the WTMA Sponsor Notes were included in the accompanying condensed consolidated statements of operations and comprehensive loss.

During April 2024, the Company entered into a loan agreement (the “Clever Note”) with Clever Co. Ltd (“Clever”), in the amount of $200,000. The Company collected the Clever Note in full during April 2025. Accordingly, during the nine months ended September 30, 2025, the Company removed the allowance for credit loss of $170,000 that was recorded as of December 31, 2024.

During July 2025, the Company acquired two notes receivables with aggregate principal balance of $56,578,121 for an aggregate purchase price of $2,000. These acquisitions were determined to be asset acquisitions. Accordingly, the acquired notes receivable were recorded at cost on the acquisition date. There were no transactions costs incurred related to these acquisitions during the three and nine months ended September 30, 2025.

Note 6 — Convertible Notes Receivable

For the three and nine months ended September 30, 2025, paid in-kind interest income totaled $519,713 and $1,482,909, respectively, and was included as a component of interest income on the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2024 and for the period from February 8, 2024 (inception) to September 30, 2024, there was no paid in-kind interest income.

For the three and nine months ended September 30, 2025, an allowance for credit losses of $2,645,612 and $3,464,329, respectively, related to the convertible promissory notes outstanding were included in the accompanying condensed consolidated statements of operations and comprehensive loss, all of which were related to paid in-kind interest. For the three months ended September 30, 2024 and for the period from February 8, 2024 (inception) to September 30, 2024, an allowance for credit losses of $7,500,000 and $9,375,000, respectively, related to the convertible promissory notes outstanding were included in the accompanying condensed consolidated statements of operations and comprehensive loss, of which no amounts were related to paid in-kind interest.

Note 7 — Notes Receivable, Related Party

During 2025 the Company entered into seven unsecured promissory notes with the voting member of the Company in the aggregate amount of $2,695,201 (the “2025 Related Party Notes”) such that the voting member of the Company in his individual capacity could make a foreign direct investment for the benefit of the Company. The 2025 Related Party Notes are non-interest bearing and mature on the earlier of (a) the Closing or (b) December 31, 2025.

For the three and nine months ended September 30, 2025 an allowance for credit losses of $100,000 and $1,347,600, respectively, related to all outstanding notes receivable, related party were included in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2024 and for the period from February 8, 2024 (inception) to September 30, 2024, an allowance for credit losses of $750,000 and $1,250,000 related to all outstanding notes receivable, related party was included in the accompanying condensed consolidated statements of operations and comprehensive loss.

Note 8 — Derivative Liabilities

July Investment Agreement Derivative

The single, compound embedded derivative relating to the financial instruments provided pursuant to the July 2024 investment agreement with an existing holder of the Company’s convertible preferred units (the “July Investment Agreement Derivative”) was re-measured to fair value of $118,523,292 and $53,231,638 as of September 30, 2025 and December 31, 2024, respectively (see Note 10).

Convertible Preferred Unit Issuance

Certain convertible preferred unit issuances during the nine months ended September 30, 2025 (see Note 9) provided investors with additional share allocation issuance equal to a pro rata percentage of 1.0% of the Company’s fully diluted ownership in New EM at closing of the Business Combination equal to the percentage of the investor’s investment into the Company’s convertible preferred units the investors purchase divided by either (a) $2,000,000 or (ii) $4,000,000, as determined by the terms of each investor’s convertible preferred unit agreement (the “2025 CPU Share Allocation Obligations”).

As of the issuance date, the 2025 CPU Share Allocation Obligations were measured at fair value of $7,999,505 (see Note 10). For the three and nine months ended September 30, 2025, day one losses on CPU Share Allocation Obligations totaled $403,536 and $0, respectively, and were recorded as a component of other income (expense) on the accompanying condensed consolidated statements of operations and comprehensive loss. There were no day one losses on CPU Share Allocation Obligations for the three months ended September 30, 2024 and for the period from February 8, 2024 (inception) to September 30, 2024. All CPU Share Allocation Obligations were re-measured to fair value of $9,603,496 and $10,231,516 as of September 30, 2025 and December 31, 2024, respectively (see Note 10).

Note 9 — Members’ Deficit

Members’ Units: On May 15, 2025, the Company amended its operating agreement to create a non-voting member unit class. Subject to approval, the Company may issue an unlimited number of non-voting member units and any voting member units can be converted into non-voting member units. On May 15, 2025, 900,000 of the Company’s member units held by the sole member were exchanged for 900,000 non-voting member units and par was proportionately reclassified between the classes of members units. There was no net effect to members’ deficit for this exchange. As of September 30, 2025, there were 100,000 voting member units and 900,000 non-voting member units issued and outstanding.

The voting and non-voting member units have identical rights and preferences with the exception of voting rights.

Convertible Preferred Units: During the nine months ended September 30, 2025, the Company issued 23,600,000 convertible preferred units in exchange for $1.00 per unit for gross proceeds of $23,600,000 (the “2025 Preferred Units”).

The Company intends to use the proceeds from the 2025 Preferred Units as working capital to complete the Business Combination (See Note 4). The 2025 Preferred Units are accounted for as permanent equity.

The 2025 Preferred Units issued have the same rights, preferences, privileges and restrictions as the outstanding convertible preferred units with the exception of the conversion feature and ratio. For the 2025 Preferred Units issued during the three months ended March 31, 2025, shares of convertible preferred units are convertible into shares of New EM common shares at the option of the holder, according to a conversion ratio set forth in the holder’s convertible preferred unit agreement assuming a New EM common share price of $10.00 at closing of the Business Combination. For the 2025 Preferred Units issued during the three months ended September 30, 2025, shares of convertible preferred units are automatically converted into shares of New EM common shares ninety days after the Closing. The conversion ratio for the 2025 Preferred Units were as follows:

	Convertible Preferred Units	Conversion Ratio	New EM common shares
January 2025	500,000	5:1	100,000
February 2025	2,700,000	5:1	540,000
March 2025	1,850,000	5:1	370,000
March 2025	2,000,000	1:1	2,000,000
September 2025	16,550,000	6:1	2,758,333
Total	23,600,000		5,768,333

All issuances of 2025 Preferred Units provide the investor an additional share allocation issuance (see Note 8).

Note 10 — Fair Value Measurements

The following table presents assets and liabilities measured at fair value by classification within the fair value hierarchy as of:

September 30, 2025	Level I	Level II	Level III	Total
Assets
Money Market Funds	$16,267,592	$—	$—	$16,267,592
Total assets	$16,267,592	$—	$—	$16,267,592
Liabilities
July Investment Agreement Derivative	—	—	118,523,292	118,523,292
CPU Share Allocation Obligation	—	—	9,603,496	9,603,496
Total liabilities	$—	$—	$128,126,788	$128,126,788

December 31, 2024	Level I	Level II	Level III	Total
Assets
Money Market Funds	$2,588,289	$—	$—	$2,588,289
Total assets	$2,588,289	$—	$—	$2,588,289
Liabilities
July Investment Agreement Derivative	$—	$—	$53,231,638	$53,231,638
CPU Share Allocation Obligation	—	—	10,231,516	10,231,516
Total liabilities	$—	$—	$63,463,154	$63,463,154

The following table provides a reconciliation of the beginning and ending balance associated with the liabilities measured at fair value using significant unobservable inputs for the three and nine months ended September 30, 2025:

	July Investment Agreement Derivative (Level III)	CPU Share Allocation Obligation (Level III)

Balance, December 31, 2024	$53,231,638	$10,231,516
Additions	—	4,703,536
Change in fair value	12,572,249	2,491,598
Balance, March 31, 2025	65,803,887	17,426,650
Change in fair value	46,717,427	(13,259,979)
Balance, June 30, 2025	112,521,314	4,166,671
Additions	—	3,295,969
Change in fair value	6,001,978	2,140,856
Balance, September 30, 2025	$118,523,292	$9,603,496

Money Market Funds

Money market funds are investments with maturities within three months of their purchase dates held at banks, that approximate fair value based on Level I measurements.

Derivative Liabilities

The Company utilized scenario-based valuation models to value the July Investment Agreement Derivative and the CPU Share Allocation Obligations (collectively, the “Derivative Liabilities”) at issuance and each reporting period. A key estimate used in the valuations of the Derivative Liabilities is an enterprise valuation of New EM. At the date of issuances and period end, the enterprise valuation of New EM included the acquisition of the Four Entities which uses a sum-of-the-parts valuation model that combined the arm’s length purchase prices of the Four Entities pursuant to acquisition agreements signed with the Company on February 10, 2025, and the invested capital of the Company for each measurement date. Prior to the termination of the March 2025 Merger Agreement, CMR was also included as a component of the sum-of-the-parts valuation model.

July Investment Agreement Derivative:

The Company utilized the following assumptions to value the July Investment Agreement Derivative:

	September 30, 2025	December 31, 2024

Expected Business Combination date	December 30, 2025	June 30, 2025
Term (years)	0.25 years	0.50 years
Risk free rate	3.9%	4.2%
CCC credit rating	10.9%	8.7%
Present value factor	0.97	0.98
Probability of Business Combination close	60.0%	60.0%
Expected Company fully diluted ownership of New EM	97.84%	71.3%
Additional share allocation percentage	10.0%	10.0%

A loss on change in fair value of July Investment Agreement Derivative of $6,001,978 and $65,291,654 was reported as a component of other income (expense) on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. A loss on change in fair value of July Investment Agreement Derivative of $12,005,663 was reported as a component of other income (expense) on the accompanying condensed consolidated statements of operations for the three months ended September 30, 2024 and for the period from February 8, 2024 (inception) to September 30, 2024.

CPU Share Allocation Obligations:

The CPU Share Allocation Obligations are contingent on the closing of the Business Combination and certain convertible preferred unit holders entering into additional convertible preferred unit agreements in increments of $2,000,000 or $4,000,000, as defined in an investor’s specific convertible preferred unit agreement. As of September 30, 2025 and December 31, 2024, the CPU Share Allocation Obligation totaled 12.04% and 4.75%, respectively, which represented an estimated 7.72 % and 2.85%, respectively, of outstanding shares of New EM Common Stock at the Closing.

The Company utilized the following assumptions to value the CPU Share Allocation Obligations:

	September 30, 2025	September 2025 (issuances)	March 2025 (issuances)	February 2025 (issuances)	December 31, 2024
Expected Business Combination date	December 30, 2025	December 30, 2025	June 30, 2025	June 30, 2025	June 30, 2025
Term	0.25 years	0.27-0.29 years	0.25 years	0.35-0.37 years	0.50 years
Risk free rate	3.9%	3.9%	4.33%	4.31-4.34%	4.2%
Present value factor	0.99	0.99	0.99	0.99	0.98%
Probability of Business Combination close	60.0%	60.0%	60.0%	60.0%	60.0%
Expected Company fully diluted ownership of New EM	97.8%	97.8%	71.3%	71.3%	71.3%
Additional share allocation percentages	12.04%	4.14%	1.80%	1.35%	4.75%

A loss on change in fair value of CPU Share Allocation Obligations of $2,140,856 and a gain on change in fair value of CPU Share Allocation Obligations of $8,627,525 was reported as a component of other income (expense), on the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, respectively. A loss on change in fair value of CPU Share Allocation Obligations of $5,600 was reported as a component of other income (expense), on the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2024 and for the period from February 8, 2024 (inception) to September 30, 2024.

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

Note 12 — Related Party Transactions

During the three and nine months ended September 30, 2025, the Company reimbursed its voting member for travel expenses and corporate expenses incurred on behalf of the Company totaling $29,163 and $179,407, respectively. During the three months ended September 30, 2024 and for the period from February 8, 2024 (inception) through September 30, 2024, the Company reimbursed its voting member for travel expenses and corporate expenses incurred on behalf of the Company totaling $173,738 and $292,958, respectively. These amounts are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025 and December 31, 2024, approximately $3,200 was owed to the Company’s voting member and is included as a component of accounts payable on the accompanying unaudited condensed consolidated balance sheets.

During the three months ended September 30, 2024 and for the period from February 8, 2024 (inception) through September 30, 2024, the Company paid a company owned 100% by its voting member for consulting services totaling $62,848. These amounts are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025 and December 31, 2024, no amounts were owed to this company.

During 2025, the Company advanced an aggregate of $2,695,201 to the Company’s voting member under unsecured, non-interest bearing promissory notes receivable (see Note 7).

Note 13 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below or within these unaudited condensed consolidated financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

 Convertible Preferred Unit Issuances: During October 2025, the Company entered into four additional convertible preferred unit agreements to issue 641,000 convertible preferred units in exchange for $1.00 per unit for gross proceeds of $641,000 (the “Q4 2025 Preferred Units”). The Q4 2025 Preferred Units have the same rights, preferences, privileges and restrictions as the 2025 Preferred Units issued during the three months ended September 30 2025 (see Note 9) and a stated conversation ratio of 6:1, whereby 106,833 shares of New EM common stock would be issued in exchange for the 641,000 convertible preferred units. All issuances of Q4 2025 Preferred Units provide the investor an additional share allocation issuance (see Note 8).

Notes Receivable, Related Party: During October 2025 and November 2025, the Company entered into two unsecured promissory notes with its voting member in the aggregate amount of $450,000 such that the voting member of the Company in his individual capacity could make a foreign direct investment for the benefit of the Company with the same terms of the 2025 Related Party Notes (see Note 7).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2025 and 2024, for the nine months ended September 30, 2025 and for the period from February 8, 2024 (inception) to September 30, 2024 and other information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

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

Recent Developments

Recent events impacting our business are as follows:

Merger Agreement with Welsbach Technology Metals Acquisition Corp

On April 1, 2024, the Company entered into an Agreement and Plan of Merger with WTMA, and WTMA Merger Subsidiary LLC, a Delaware limited liability company and direct wholly owned subsidiary of WTMA (“Merger Sub”). On November 6, 2024, the Company, WTMA and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger, as amended by the November 11, 2024 Amendment No 1 to Amended and Restated Agreement and Plan of Merger, the February 10, 2025 Amendment No 2 to Amended and Restated Agreement and Plan of Merger, the March 31, 2025 Amendment No 3 to Amended and Restated Agreement and Plan of Merger, the June 11, 2025 Amendment No. 4 to Amended and Restated Agreement and Plan of Merger, and the July 21, 2025 Amendment No. 5 to Amended and Restated Agreement and Plan of Merger (collectively, the “Amended Merger Agreement”). The Amended Merger Agreement provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and resulting in EM LLC being a wholly owned subsidiary of WTMA (the “Merger” and, collectively with the other transactions contemplated by the Amended Merger Agreement, the “Business Combination”). As part of the Business Combination, prior to the Merger, the Company expects to acquire all of the equity interests of each of the Four Entities through a series of transactions, pursuant to which the equity holders of the Four Entities will exchange their equity interests in the Four Entities for EM LLC non-voting member units, and each of the Four Entities will become a wholly owned subsidiary of the company. EM has entered into definitive share exchange agreements to acquire each of the Four Entities. The consummation of the transactions contemplated by the Amended Merger Agreement are conditioned on the consummation of the acquisition of the Four Entities. After consummation of the Business Combination, WTMA is expected to change its name to Evolution Metals & Technologies Corp. (such post-closing entity is referred to as “New EM”). At closing of the Business Combination (the “Closing”), New EM’s common stock is expected to trade on the Nasdaq Stock Market LLC (“Nasdaq”). On May 14, 2025, the initial Registration Statement on Form S-4 relating to the Business Combination was declared effective by the SEC. On July 29, 2025 and August 7, 2025, the Company filed Post-Effective Amendments to its Registration Statement on Form S-4 relating to the Business Combination. The Registration Statement, as amended, was declared effective by the SEC on August 8, 2025.

Key terms of the Amended Merger Agreement include, but are not limited to, the following:

●	Each issued and outstanding share of the Company’s voting member units, nonvoting member units, and convertible preferred units on an as-converted basis will automatically be cancelled and converted into the right to receive the number of shares of New EM common stock in accordance with the Amended Merger Agreement.

●	Total consideration is estimated to consist of (i) 416,436,066 New EM common stock in exchange for the Company’s voting member units issued and outstanding immediately prior to the Merger, (ii) 67,413,224 shares of New EM common stock in exchange for the Company’s nonvoting member units issued and outstanding immediately prior to the Merger, (iii) 109,436,178 shares of New EM common stock in exchange for the Company’s convertible preferred units issued and outstanding immediately prior to the Merger and (iv) cash of $25,000,000.

●	The New EM board of directors after the Closing will consist of five directors, which shall initially include five director nominees designated by the Company and reasonably acceptable to WTMA.

●	Any outstanding options, restricted stock awards and restricted member unit awards of the Company will be converted into the right to receive options, restricted shares, and restricted stock unit awards, respectively, of New EM common stock upon substantially the same terms and conditions.

●	The obligations of the Company to consummate the Merger are conditioned on, among other things, that as of the Closing, New EM would have available to it a positive amount of cash after giving effect to (x) the amount in the WTMA trust account as of the Closing, after deducting the amount required to satisfy WTMA’s obligations to its stockholders (if any) that exercise their rights to redeem all or a portion of their shares of WTMA common stock pursuant to the WTMA charter and certain WTMA and EM LLC transaction expenses, plus (y) the amount of funding actually received by WTMA from its private investment in public equity offering prior to or substantially concurrently with the Closing, plus (z) the aggregate gross proceeds received or to be received by WTMA or EM LLC pursuant to any agreement or arrangement entered into prior to or substantially concurrently with the Closing in connection with the issuance or other grant of any interests of WTMA or EM LLC or any of WTMA’s subsidiaries, if any (the “Minimum Available Cash Condition”). The Minimum Available Cash Condition is for the sole benefit of EM LLC.

●	The Closing is subject to certain conditions, including, but not limited to, the approval of the Company’s voting member and the approval of the stockholders of WTMA. Holders of WTMA’s public shares will have the opportunity to redeem all or a portion of their public shares for cash in connection with the Business Combination.

In certain circumstances, including if the Merger Agreement has not be consummated by December 30, 2025, either party may elect to terminate the Amended Merger Agreement.

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

In connection with the Amended Merger Agreement, the Company also entered into an EM Equityholder Support and Lock-Up Agreement with WTMA and the sole member of the Company on November 6, 2024, which was amended on February 10, 2025 (collectively and as further supplemented, the “Amended EM Equityholder Lock-Up Agreement”). Pursuant to the Amended EM Equityholder Lock-Up Agreement, the sole voting member of the Company agreed to execute and deliver written consents with respect to the Company’s outstanding voting member units to adopt the Amended Merger Agreement and related transactions, approving the Business Combination. Also pursuant to the Amended EM Equityholder Lock-up Agreement, the holders of the member units of EM LLC agreed to certain customary lock-up restrictions on their ability to transfer their EM LLC common units and the shares of New EM common stock they will receive at closing of the Business Combination until the third anniversary of the close of the Business Combination.

Issuance of Note Receivables and Note Receivables — Related Party

During 2024 and 2025, the Company entered into unsecured promissory notes with the Sponsor in the amounts of $1,191,865 and $867,465, respectively (the “WTMA Sponsor Notes”). The WTMA Sponsor Notes are non-interest bearing and mature on the earlier of the (a) Closing or (b) liquidation of WTMA.

During 2025 the Company entered into six unsecured promissory notes with the voting member of the Company in the aggregate amounts of $2,695,201 (the “2025 Related Party Notes”). The 2025 Related Party Notes are non-interest bearing and mature on the earlier of (a) the Closing or (b) December 31, 2025.

Issuance of convertible preferred units

During the nine months ended September 30, 2025, the Company issued 23,600,000 convertible preferred units in exchange for $1.00 per unit for gross proceeds of $23,600,000 (the “2025 Preferred Units”). During October 2025, the Company issued 641,000 convertible preferred units in exchange for $1.00 per unit for gross proceeds of $641,000 (the “Q4 2025 Preferred Units”).

All issuances of 2025 Preferred Units and Q4 2025 Preferred Units provide the investor an additional share allocation issuance equal to a pro rata percentage of 1.0% of the Company’s fully diluted ownership in New EM at closing of the Business Combination equal to the percentage of the investor’s investment into the Company’s convertible preferred units the investors purchase divided by either (a) $2,000,000 or (ii) $4,000,000, as determined by the terms of each investor’s convertible preferred unit agreement.

Results of Operations

As of September 30, 2025, the Company has not generated any revenue. Since inception, the Company’s expenses are associated with start-up and costs related to the potential Business Combination as described above.

The following table summarizes our financial results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from February 8, 2024 (inception) to September 30,
	2025	2024	2025	2024
Operating Expenses:
General and administrative	$1,615,394	$680,440	$5,139,384	$1,536,240
Sales and marketing	73,677	—	341,804	8,141
Loss from operations	(1,689,071)	(680,440)	(5,481,188)	(1,544,381)
Total other expense, net	(10,412,946)	(43,520,876)	(64,845,852)	(46,269,928)
Net loss	$(12,102,017)	$(44,201,316)	$(70,327,040)	$(47,814,309)

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

Total other expenses, net

For the three months ended September 30, 2025, total other expenses, net consists primarily of re-measurement losses associated with the change in fair value of embedded derivative liabilities associated with certain convertible preferred unit issuances of $8,142,834, an allowance for credit losses associated with our receivables of $2,798,970, partially offset by interest income earned on our cash and interest bearing receivables of $528,858.

For the nine months ended September 30, 2025, total other expenses, net consists primarily of re-measurement losses, net associated with the change in fair value of embedded derivative liabilities associated with certain convertible preferred unit issuances of $56,664,129, day one loss on convertible preferred unit share allocation obligation of $403,536, an allowance for credit losses associated with our receivables of $9,575,661, partially offset by interest income earned on our cash and interest bearing receivables of $1,547,474 and other income of $250,000 realized on the forgiveness of our payables.

For the three months ended September 30, 2024, total other expenses, net consists primarily of re-measurement losses associated with the change in fair value of embedded derivative liabilities associated with certain convertible preferred unit issuances of $12,011,263, day one loss on July Investment Agreement Derivatives of $20,160,319, an allowance for credit losses associated with our receivables of $11,396,034, partially offset by interest income earned on our cash and interest bearing receivables of $46,740.

For the period from February 8, 2024 (inception) to September 30, 2024, total other expenses, net consists primarily of re-measurement losses associated with the change in fair value of embedded derivative liabilities associated with certain convertible preferred unit issuances of $12,011,263, day one loss on July Investment Agreement Derivatives of $20,160,319, an allowance for credit losses associated with our receivables of $14,146,789, partially offset by interest income earned on our cash and interest bearing receivables of $48,443.

Liquidity and Going Concern

Historically, the Company’s primary sources of liquidity have been cash flows from issuance of convertible preferred units. The Company reported a net loss of $70,327,040 for the nine months ended September 30, 2025. As of September 30, 2025, the Company had an aggregate cash balance of $16,287,235 and, a net working capital deficit of $112,305,880. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of the unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date the unaudited condensed consolidated financial statements were available to be issued. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flows

The following table summarizes our cash flows from operating, investing and financing activities for the following periods:

	For the Nine Months ended September 30, 2025	For the Period from February 8, 2024 (inception) to September 30, 2024
Net cash used in operating activities	$(5,712,362)	$(1,311,244)
Net cash used in investing activities	$(3,364,665)	$(22,275,362)
Net cash provided by financing activities	$22,748,685	$25,010,301

Net cash flows used in operating activities

For the nine months ended September 30, 2025 and for the period from February 8, 2024 (inception) September 30, 2024, net cash used in operating activities of $5,712,362 and $1,311,244, respectively, was a result of expenditure for the day-to-day operations of the Company. Included within this net cash used in operating activities for both periods are the non-cash expenses associated with recording derivative liabilities at fair value at issuance and re-measuring these derivative liabilities to fair value at the reporting period end as well as the allowance for credit losses.

Net cash flows used in investing activities

For the nine months ended September 30, 2025, net cash used in investing activities was $3,364,665 as a result of the Company’s issuance of note receivable and notes receivable, related party totaling $3,562,665 and acquisition of notes receivable of $2,000, partially offset by collection on a note receivables of $200,000.

For the period from February 8, 2024 (inception) September 30, 2024, net cash used in investing activities was $22,275,362 as a result of the Company’s issuance of note receivables, notes receivables - related party, and convertible notes receivables.

Net cash flows provided by financing activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $22,748,685 as a result of proceeds from issuance of convertible preferred units of $23,600,000, partially offset by payments for deferred transaction costs of $851,315.

For the period from February 8, 2024 (inception) September 30, 2024, net cash provided by financing activities was $25,010,301 as a result of proceeds from issuance of convertible preferred units of $7,830,005, proceeds of issuance of member units of $100 and proceeds from issuance of July Investment Agreement of $17,500,017, partially offset by payments for deferred transaction costs of $319,821.

 Off balance sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

Emerging Growth Company Status

We are an emerging growth company as defined in the Jumpstart Our Business Startups (“JOBS”) Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Critical Accounting Estimates

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. References to GAAP issued by the FASB in the accompanying notes to the unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The accompanying unaudited condensed consolidated financial statements are presented in US dollars and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments: The Company’s financial instruments with a carrying value that approximates fair value consist of cash and cash equivalents, prepaid and other current assets, notes receivable, convertible notes receivable, accounts payable and accrued expenses because of the short-term nature or expected settlement dates of these instruments. The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, the July Investment Agreement Derivative, and the CPU Share Allocation Obligations.

Convertible Notes Receivable: Convertible notes receivable consists of convertible promissory notes that can convert into a privately held company’s equity securities at the Company’s election and was accounted for as receivables in the scope of ASC 310, “Receivables”, which was initially recorded at present value and subsequently re-measured at amortized cost. The notes did not meet the definition of a debt security in the scope of ASC 320, “Investments — Debt Securities” (“ASC 320”). Convertible notes receivable is reported net of allowances for credit losses on the accompanying condensed consolidated balance sheets.

Allowance for Credit Losses: The Company recognizes an allowance for credit losses on notes receivable, convertible notes receivable and notes receivable, related party (collectively, the “Outstanding Receivables”) in an amount equal to the estimated probable losses net of recoveries. The Company currently monitors financial conditions of the companies from which it has Outstanding Receivables on a continuing basis. After considering current economic conditions and financial stability of its Outstanding Receivables counterparties, an allowance for credit losses is maintained in the condensed consolidated balance sheets at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability. The Company’s policy is to write off past-due accrued interest receivable by measuring an allowance for credit losses for accrued interest receivable on Outstanding Receivables balance. Outstanding Receivable are carried at amortized cost, net of allowances for credit losses. Amortized cost approximated book value as September 30, 2025 and December 31, 2024. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance.

Convertible Preferred Units: EM Convertible Preferred Units consist of preferred units issued with either (i) an option to convert into New EM Common Stock at the option of the holders or (ii) automatic conversion into New EM Common Stock ninety days after closing of the Business Combination. The EM Convertible Preferred Units are accounted for as permanent equity in the scope of ASC 815, “Derivatives and Hedging” (“ASC 815”) and recorded at fair value which is representative of the proceeds received.

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

●	meet the criteria to be accounted for as a liability in accordance with ASC 480 were reported at fair value at issuance and re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying condensed consolidated statements of operations;

●	do not meet the criteria to be accounted for as a liability in accordance with ASC 480 and do not meet the criteria to be accounted for as equity in accordance with ASC 815 are accounted for as a liability and were reported at fair value at issuance and re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying condensed consolidated statements of operations;

●	meet the criteria of a liability-classified share-based payment transaction in accordance with ASC 718 were measured based on the fair value of the transaction on the date of grant and remeasured to fair value each reporting period until settlement.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the unaudited condensed consolidated financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of September 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the unaudited condensed consolidated financial statements and other information presented herewith are materially correct.

Based on the foregoing, our Certifying Officer concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the unaudited condensed consolidated financial statements and other information presented herewith are materially correct.

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

●	The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected on a timely basis.

●	We have not achieved the acceptable level of segregation of duties relative to key financial reporting functions.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, the Certifying Officer, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of September 30, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below:

●	Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company’s consolidated financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

●	Retaining formal documentation to evidence that review of the Company’s consolidated financial statements and the underlying transactions has occurred.

●	Assessing the duties of the existing officers of the Company and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

●	Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (as revised).

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

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in the Post-Effective Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 7, 2025, as well as any changes to such risk factors or additional risk factors disclosed from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) The Manager has not adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

EVOLUTION METALS LLC

Date: November 17, 2025	By:	/s/ David Wilcox
	Name:	David Wilcox
	Title:	Manager
(Principal Executive Officer and Principal Financial Officer)